Form 10QSB
period 1997-06-30
PAN WESTERN ENERGY CORP
filed 1997-08-13
CIK 1035168

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB


(Mark One)


    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ------
             SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997

                                      OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----
            SECURITIES EXCHANGE ACT OF 1934


For the transition period from          to


                        Commission file number: 0-22349


                        PAN WESTERN ENERGY CORPORATION
              (Exact name of registrant as specified in charter)


          Oklahoma                               73-1130486
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)


     1850 South Boulder Avenue      Tulsa, Oklahoma              74119
  (Address of principal executive offices)                    (Zip Code)


                                (918) 582-4957
               Registrants telephone number, including area code


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes         No  X (1)
                                -------     -------


(1) The Registrant became subject to the filing requirements by virtue of filing a Form 10SB which became effective on June 26, 1997.

As of August 11, 1997, 3,313,729 shares of the Registrants Common Stock, $0.01 par value, were outstanding.

                               TABLE OF CONTENTS



Part I.   Financial Information.
-------


  Item 1.
  -------


          Consolidated Balance Sheets (Unaudited) as of June 30, 1997 and as of December 31, 1996.

          Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 1997 and June 30, 1996.

          Consolidated Statement of Changes in Stockholders' Equity (Unaudited) for the six months ended June 30, 1997.

          Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 1997 and June 30, 1996.

          Notes to Unaudited Consolidated Financial Statements for the six months ended June 30, 1997 and June 30, 1996.


  Item 2.
  -------


          Management's Discussion and Analysis of Financial Condition and Results of Operations.



Part II.  Other Information.
--------

                          ITEM 1. FINANCIAL STATEMENTS

                         PAN WESTERN ENERGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                      June 30,
                                                                        1997      December 31,
                                                                    (Unaudited)       1996
                                                                    -----------   ------------
ASSETS
------

Current Assets:
 Cash                                                                   87,113       232,699
 Restricted cash                                                       106,714       103,995
 Receivables:
  Trade, net of allowance of $11,080                                   179,130       283,095
  Due from stockholder                                                       0         1,594
  Due from affiliated partnerships                                       1,187         1,187
  Income tax receivable                                                 14,950        14,950

                                                                    ----------    ----------
Total current assets                                                   389,094       637,520
                                                                    ----------    ----------

Property and Equipment:
 Oil and gas properties (successful efforts method)                  3,282,620     3,474,363
 Other property and equipment                                          378,719       374,932
                                                                    ----------    ----------
                                                                     3,661,339     3,849,295
 Less accumulated depreciation and depletion                           962,783       918,439
                                                                    ----------    ----------
Net property and equipment                                           2,698,556     2,930,856
                                                                    ----------    ----------
Other assets                                                            57,950        57,836
                                                                    ----------    ----------

Total Assets                                                         3,145,600     3,626,212
                                                                    ==========    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
 Accounts payable                                                      364,981       472,412
 Undistributed oil and gas revenues                                    123,576       149,276
 Due to affiliated partnerships                                              0         7,540
 Due to stockholder                                                      4,832             0
 Accrued liabilities                                                    32,730        31,520
 Current portion of long term debt                                   1,172,461     1,338,665

                                                                    ----------    ----------
Total current liabilities                                            1,698,580     1,999,413

Long-term debt                                                         882,863     1,072,469

                                                                    ----------    ----------
Total liabilities                                                    2,581,443     3,071,882
                                                                    ----------    ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock ($.05 par value; authorized 25,000,000
 shares; no shares issued or outstanding)                                    0             0
 Common stock ($.01 par value; authorized 25,000,000
 shares; issued 12/31/96 - 4,314,810 shares; 6/30/97 - 4,394,979)       43,950        43,148
 Additional paid in capital                                          1,771,789     1,610,701
Accumulated deficit                                                 (1,032,600)     (880,537)
Treasury stock (1,081,250 shares of common stock)                     (218,982)     (218,982)

                                                                    ----------    ----------
Total stockholders' equity                                             564,157       554,330
                                                                    ----------    ----------

Total Liabilities and Stockholders' Equity                           3,145,600     3,626,212
                                                                    ==========    ==========


     See accompanying notes to unaudited consolidated financial statements.

                         PAN WESTERN ENERGY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                           Three Months Ended June 30,    Six Months Ended June 30,
                                           ---------------------------    -------------------------
                                               1997          1996            1997          1996
                                            ----------    ----------      ----------    ----------
REVENUE:
 Oil and gas sales                             331,989       388,738         748,431       745,375
 Operating income                               37,683        21,462          60,029        61,107
                                            ----------    ----------      ----------    ----------
                                               369,672       410,200         808,460       806,482
                                            ----------    ----------      ----------    ----------

OPERATING EXPENSES:
 Lease operating                               164,096       131,076         342,102       281,199
 Salaries and wages                             92,400        92,200         186,368       185,550
 Depreciation, depletion and amortization       78,483        76,575         156,965       160,556
 General and administrative                     94,784        63,895         211,972       134,275
                                            ----------    ----------      ----------    ----------
                                               429,763       363,746         897,407       761,580
                                            ----------    ----------      ----------    ----------

OPERATING INCOME (LOSS)                        (60,091)       46,454         (88,947)       44,902
                                            ----------    ----------      ----------    ----------

OTHER INCOME (EXPENSE):
 Loss from rental operations, net               (2,287)       (2,181)         (6,648)       (8,210)
 (Loss) gain on sale of assets, net                674             0          44,277           123
 Interest income                                 1,708           926           3,105         1,259
 Interest expense                              (52,374)      (49,066)       (103,850)      (98,261)
 Minority interest in loss (earnings) of
   consolidated partnerships                         0         4,062               0             0
                                            ----------    ----------      ----------    ----------
                                               (52,279)      (46,259)        (63,116)     (105,089)
                                            ----------    ----------      ----------    ----------

INCOME (LOSS) BEFORE INCOME TAXES             (112,370)          195        (152,063)      (60,187)

 Income taxes                                        0             0               0             0
                                            ----------    ----------      ----------    ----------

NET INCOME (LOSS)                             (112,370)          195        (152,063)      (60,187)
                                            ==========    ==========      ==========    ==========

NET INCOME (LOSS) PER SHARE                      (0.03)         0.00           (0.05)        (0.02)
                                            ==========    ==========      ==========    ==========

Weighted average common shares               3,287,300     3,149,462       3,260,578     3,091,740
                                            ==========    ==========      ==========    ==========



     See accompanying notes to unaudited consolidated financial statements.

                         PAN WESTERN ENERGY CORPORATION

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                   (UNAUDITED)


                                                       Additional                                                        Total
                                    Common               Paid-In            Accumulated            Treasury          Stockholders'
                                    Stock                Capital              Deficit               Stock                Equity
                                ---------------------------------------------------------------------------------------------------
Balances, December 31, 1996         43,148             1,610,701             (880,537)            (218,982)             554,330

Issuance of stock                      802               161,088                                                        161,890

Net Income (loss)                                                            (152,063)                                 (152,063)
                                 --------------------------------------------------------------------------------------------------

Balances, June 30, 1997             43,950             1,771,789           (1,032,600)            (218,982)             564,157
                                 ==================================================================================================


     See accompanying notes to unaudited consolidated financial statements.

                          PAN WESTERN ENERGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                              Six Months   Six Months
                                                                Ended        Ended
                                                               June 30,     June 30,
                                                                 1997         1996
                                                               ---------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                             (152,063)    (60,187)
 Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation, depletion and amortization                      156,965     160,556
  (Gain) loss on sale of assets, net                            (44,277)       (123)
  Minority interest in earnings of consolidated partnerships          0           0
  (Increase) decrease in receivables                            105,559      44,532
  (Increase) decrease in other assets                              (114)          0
  Increase (decrease) in accounts payable                      (114,971)    185,313
  Increase (decrease) in due to stockholder                       4,832           0
  Increase (decrease) in accrued liabilities                      1,210      (9,741)
  Increase (decrease) in undistributed oil and gas revenues     (25,700)     28,219
                                                               --------    --------
Net cash provided by (used in) operating activities             (68,559)    348,569
                                                               --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                            (9,699)   (396,033)
 Purchase of certificate of deposit                              (2,719)   (100,873)
 Proceeds from the disposal of oil and gas properties           127,500       3,250
                                                               --------    --------
Net cash used in investing activities                           115,082    (493,656)
                                                               --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from long-term debt                                     2,177     300,741
 Repayment of long-term debt                                   (356,176)   (311,676)
 Proceeds from sale of common stock                             161,890     257,774
                                                               --------    --------
Net cash provided by financing activities                      (192,109)    246,839
                                                               --------    --------

NET INCREASE  (DECREASE) IN CASH                               (145,586)    101,752

CASH, BEGINNING OF PERIOD                                       232,699      15,683
                                                               --------    --------

CASH, END OF PERIOD                                              87,113     117,435
                                                               ========    ========


SUPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                                   91,119      97,417
                                                               ========    ========

 Income taxes paid                                                    0           0
                                                               ========    ========


     See accompanying notes to unaudited consolidated financial statements.

                        PAN WESTERN ENERGY CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


(1) Basis of Presentation. The consolidated financial statements included in this report have been prepared by Pan Western Energy Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited by an independent accountant.


     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the Company's financial statements and notes thereto for the years ended December 31, 1996 and 1995. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.


(2) Stockholders' Equity. On February 18, 1997, the Board of Directors approved a four-for-one stock split effected in the form of a stock dividend. The record date for the dividend was April 1, 1997. Common share, per share data, and stockholders' equity amounts in the accompanying unaudited consolidated financial statements and footnotes have been retroactively adjusted to reflect this stock split.


(3) Sale of Common Stock. The Company completed a private placement of 15,000 shares of its common stock at $10 per share (75,000 shares at $2 per share after giving effect to the stock split discussed in note 2) which was issued pursuant to Regulation D under the Securities Act of 1933 in April, 1997.


     Effective March 21, 1997, the Company amended and restated its Certificate of Incorporation which has the effect, among others, of eliminating shareholder preemptive rights to subscribe for additional shares of the Company's Common Stock. Subsequent to March 31, 1997, the Company informed those shareholders of the Company who, based upon their preemptive rights, were entitled to acquire additional shares of Company Common Stock, of their right to acquire such shares. Based upon the responses received, the Company has issued 5,169 shares of Common Stock and has received $11,888.91 in proceeds for these shares.


(4) Registration of Common Stock. On April 7, 1997, the Company filed a Form 10-SB with the Securities and Exchange Commission. The purpose of this filing was to register all issued and outstanding shares of the Company's common stock and develop a public market for such common stock. The Company was notified by the Securities and Exchange Commission that this filing was declared effective on June 26, 1997.

(5) Earnings per common share. Net earnings per common share for the periods presented has been computed based upon the weighted average number of shares outstanding of 3,260,578 and 3,091,740 for the six months ended June 30, 1997 and 1996 respectively and 3,287,300 and 3,149,462 for the three months ended June 30, 1997 and 1996 respectively.

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 128 ("SFAS No. 128, Earnings Per Share") which is effective for annual and interim periods ending after December 15, 1997.

     Based on the methodology of SFAS No. 128, earnings per share for the six months ended June 30, 1997 and 1996 would have been the same as that reported in the accompanying Consolidated Statements of Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


DISPOSITION OF OIL AND GAS PROPERTIES.


     The Company closed the sale of all of its oil and gas properties located in the state of Kansas effective February 1, 1997. This sale included 7 gross (5.6 net) wells which had daily gross production of 20.5 (12.9 net) barrels of oil per day. Total proved developed oil reserves for these properties at December 31, 1996 were 33,010 barrels of oil. The sales price received by the Company was $120,000 which resulted in a gain on sale of approximately $44,000 in the three and six months ended June 30, 1997.


RESULTS OF OPERATIONS.


     The Company follows the "successful efforts" method of accounting for its oil and gas properties whereby costs of productive wells and productive leases are capitalized and depleted on a unit-of-production basis over the life of the remaining proved reserves. Depletion of capitalized costs is provided on a well by well basis. Exploratory drilling costs, including the cost of stratigraphic test wells, are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful.


     The factors which most significantly affect the Company's results of operations are (i) the sale prices of crude oil and natural gas, (ii) the level of oil and gas sales, (iii) the level of lease operating expenses, (iv) the level of exploratory activities, and (v) the level of interest rates on borrowings. Total sales volumes and the level of borrowings are significantly impacted by the degree of success the Company experiences in its efforts to acquire oil and gas properties and its ability to maintain or increase production from existing oil and gas properties through development and enhancement activities. The following table reflects the average prices received and the amounts produced by the Company for the periods presented.



                    Three Months Ended     Six Months Ended
                        June 30               June 30
                        -------               -------
                     1997     1996         1997      1996
                    -------  -------     --------  --------
Average price:

   Oil (per Bbl)    $ 19.16   $ 20.75    $  20.70   $  19.81
   Gas (per Mcf)    $  1.47   $  1.69    $   1.82   $   1.70


Production:

   Oil (Bbl)         11,572    13,460      24,026     25,949
   Gas (Mcf)         75,105    67,247     141,429    132,649



THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996.


     The net loss of the Company increased by $112,565 from a profit of $195 experienced for the second quarter ended June 30, 1996 to a loss of $112,370 for the second quarter ended June 30, 1997. The increased loss experienced is due primarily to a decline in the Company's oil production and the average prices received for this production coupled with an increase of $33,020 in lease operating expenses and an increase of $30,889 in general and administrative expenses.

     Oil and gas sales were $331,989 for the second quarter of 1997 as compared to $388,738 for the second quarter of 1996. This represents a decrease of $56,749 which is due primarily to lower prices, on a lesser amount of production, received by the Company for its oil production during the second quarter ended June 30, 1997. Oil production for the second quarter of 1997 experienced a decline of 14% as compared to the second quarter of 1996 and the average price received by the Company for its oil production declined from $20.75 during the second quarter of 1996 to $19.16 during the second quarter of 1997. The decrease in oil production was primarily a result of the sale of the Company's Kansas properties as described above. Gas production for the second quarter of 1997 experienced a 12% increase when compared to the second quarter of 1996. However, the production increase was more than offset by a decrease in the average gas price received which was $1.69 during the second quarter of 1996 as compared to $1.47 for the second quarter of 1997.

     Operating income increased by $16,221 during the three months ended June 30, 1997 to $37,683 as compared to $21,462 experienced during the three months ended June 30, 1996. This increase is primarily attributable to the Company reaching a settlement with one of its creditors on an invoice that had previously been recorded on the books of the Company for a higher amount. The amount of this debt reduction was approximately $15,700.

     Lease operating expenses, including production taxes, for the three months ended June 30, 1997 increased $33,020 to $164,096 from $131,076 experienced during the period ended June 30, 1996. This increase is primarily attributable to an increase in the number of and the amount of expenses incurred in completing workovers on wells the Company operated during the quarter ended June 30, 1997.

     Depreciation, depletion and amortization increased to $78,483 for the period ended June 30, 1997 as compared to $76,575 during the period ended June 30, 1996. This increase is due primarily to increased amortization expense associated with the acquisition of a license for certain horizontal drilling technology.

     General and administrative expenses increased by $30,889 from $63,895 during the quarter ended June 30, 1996 to $94,784 during the quarter ended June 30, 1997. The increase in these expenses was due primarily to increased expenses incurred in preparing the Form 10-SB which was filed with the Securities and Exchange Commission on April 7, 1997 and became effective on June 26, 1997 as well as other expenses related to the registration of the Company's

Common Stock under the Securities Act of 1934. Legal fees increased by approximately $15,300, other professional services expense increased by approximately $4,800, travel and entertainment expenses increased by approximately $7,200 and postage and printing expenses increased by approximately $1,400.

     Other income (expense) increased from an expense of $46,259 experienced during the quarter ended June 30, 1996 to an expense of $52,279 during the quarter ended June 30, 1997. Major changes in items included in other income and expense were as follows. Interest expense for the quarter ended June 30, 1997 amounted to $52,374 as compared to $49,066 for the quarter ended June 30, 1996. In addition, the minority interest in loss of consolidated partnerships was eliminated as a result of the Company acquiring, in May, 1996, the remaining partnership interests in two partnerships which had not previously been acquired.


SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996.

     The net loss of the Company increased by $91,876 from a loss of $60,187 experienced for the six months ended June 30, 1996 to a loss of $152,063 for the six months ended June 30, 1997. The increased loss experienced is due primarily to the net effect of increased lease operating expenses, increased general and administrative expenses and a reduction in other expenses as a result of the gain on sale associated with the sale of the Company's Kansas properties as described above.

     Oil and gas sales were $748,431 for the six months ended June 30, 1997 as compared to $745,375 for the first six months of 1996. This represents an increase of $3,056 which was primarily attributable to a 6% increase in gas production coupled with higher average gas prices. Oil production for the first six months of 1997 declined by 7% while the average price received increased to $20.70 as compared to $19.81 for the first six months of 1996. The decline in oil production was primarily a result of the sale of the Company's Kansas properties as described above.

     Operating income declined by $1,078 during the six months ended June 30, 1997 to $60,029 as compared to $61,107 experienced during the six months ended June 30, 1996. This decline is attributable to lower overhead charges being charged on a lesser number of wells to other working interest owners for the Company's operation of the wells.

     Lease operating expenses, including production taxes, for the six months ended June 30, 1997 increased $60,903 to $342,102 from $281,199 experienced during the period ended June 30, 1996. Approximately $9,423 of this increase is due to increased production taxes paid by the Company during the first six months of 1997. The remainder of the increase is a result in the number of and amount of expenses incurred in completing workovers on wells the Company operated during the six months ended June 30, 1997 as well as higher normal daily operating expenses experienced on a waterflood property owned by the Company.

     Depreciation, depletion and amortization declined to $156,965 for the period ended June 30, 1997 as compared to $160,556 during the period ended June 30, 1996. This decline is due primarily to the absence of depreciation expense on the properties located in Kansas which were sold during the first quarter of 1997.


     General and administrative expenses increased by $77,697 from $134,275 during the six months ended June 30, 1996 to $211,972 during the six months ended June 30, 1997. Expenses which realized significant increases included accounting and audit with an increase of approximately $12,400, legal expense with an increase of approximately $25,900, professional services expense with an increase of approximately $15,400 and travel and entertainment expenses with an increase of approximately $21,700. The increase in these expenses was due primarily to increased expenses incurred in preparing the Form 10-SB which was filed with the Securities and Exchange Commission on April 7, 1997 and became effective on June 26, 1997. Expenses which experienced significant declines include leased equipment expense with a decrease of approximately $7,900, loan fees expense with a decrease of approximately $6,300, and insurance expense with a decrease of approximately $5,300.

     Other income (expense) declined from an expense of $105,089 experienced during the six months ended June 30, 1996 to an expense of $63,116 during the six months ended June 30, 1997. Major changes in items included in other income and expense were as follows. Interest expense for the six months ended June 30, 1997 amounted to $103,850 as compared to $98,261 for the six months ended June 30, 1996. This increase is attributable to inclusion of interest expense on a $500,000 line of credit on which a total of $336,391 had been borrowed at June 30, 1997 as compared to a total of $100,740 which had been borrowed at June 30, 1996. In addition, as described above in the section entitled Disposition of Oil and Gas Properties, the Company sold its oil and gas properties located in the state of Kansas effective February 1, 1997. The sales price received by the Company was $120,000 which resulted in a gain on sale of approximately $44,000 during the six months ended June 30, 1997.


CAPITAL RESOURCES AND LIQUIDITY.


     The Company's capital requirements relate to the acquisition, development and operation of oil and gas producing properties. In general, since most of the reserves the Company has acquired and intends to acquire are substantially depleted by production, the success of its business strategy is dependent upon a continuous acquisition, development and exploration program. The Company intends to continue its practice of reserve replacement and growth through the acquisition of producing oil and gas properties, although at this time it is unable to predict the number and size of such acquisitions, if any, which will be completed. The Company's ability to finance its oil and gas acquisitions is determined by its cash flow from operations and available sources of debt and equity financing. As of June 30, 1997, the Company had a working capital deficit of $1,309,486 as compared to a working capital deficit of $1,361,893 as of December 31, 1996. During the six month period ended June 30, 1997 the Company experienced a decrease in cash flow of $145,586 primarily as a net result of a decrease in accounts receivable and proceeds from the sale of oil and gas properties and by reductions in accounts payable and long term debt.

     Effective March 21, 1997, pursuant to a Written Consent to Action by a Majority (53.6%) of the Shareholders of the Company in lieu of a meeting and the unanimous written Consent to Action by the Directors of the Company in lieu of a meeting, the Company amended and restated both its Certificate of Incorporation and its Bylaws. Prior to its amendment and restatement, the Company's Certificate of Incorporation granted preemptive rights to shareholders with respect to the issuance of Common Stock by the Company. Subsequent to this action, the Company informed all shareholders of their right to exercise their preemptive rights by informing the Company that they wished to do so by April 30, 1997. Based upon the responses received, the Company has issued 5,169 shares of Common Stock and has received $11,888.91 in proceeds for these shares.

     In April, 1997, the Company completed an offering of 15,000 shares of its Common Stock at $10 per share (75,000 shares at $2 per share after giving effect to the stock split discussed in note 2 to the unaudited consolidated financial statements) which was issued pursuant to Regulation D under the Securities Act of 1933. Purchases under this offering were limited to 100 shares (500 shares after giving effect to the stock split) per individual.

     On April 7, 1997, the Company filed a Form 10-SB with the Securities and Exchange Commission. The purpose of this filing is to register all issued and outstanding shares of the Company's common stock and assist in developing a public market for such common stock.

PART II. OTHER INFORMATION.


Item 1.  Legal Proceedings.

           Not applicable.

Item 2.  Changes in Securities.

           See Item 4 below.

Item 3.  Defaults Upon Senior Securities.

           Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.


     Effective March 21, 1997, pursuant to a Written Consent to Action by a Majority (53.6%) of the Shareholders of the Company in lieu of a meeting and the unanimous written Consent to Action by the Directors of the Company in lieu of a meeting, the Company amended and restated both its Certificate of Incorporation and its Bylaws. Prior to its amendment and restatement, the Company's Certificate of Incorporation granted preemptive rights to shareholders with respect to the issuance of Common Stock by the Company.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.


         (a) Exhibits

              None

         (b) Reports on Form 8-K

              None

Signatures


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PAN WESTERN ENERGY CORPORATION
                                                   (Registrant)



Date: August 11, 1997                      /s/ SID L. ANDERSON
                                           ------------------------------
                                           Sid L. Anderson
                                           President and Director
                                           (Principal Executive Officer)



Date: August 11, 1997                      /s/ CLAYTON E. WOODRUM
                                           ------------------------------
                                           Clayton E. Woodrum
                                           Executive Vice President and Director
                                           (Principal Financial Officer)



Date: August 11, 1997                      /s/ VINCENT R. KEMENDO
                                           ------------------------------
                                           Vincent R. Kemendo
                                           Vice President - Finance
                                           (Principal Accounting Officer)