Form 10QSB
period 1997-09-30
PAN WESTERN ENERGY CORP
filed 1997-11-12
CIK 1035168

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)

      X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---------
             SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

               OR

  _________  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes__________  No  X (1)
                                                  ----------

(1) The Registrant became subject to the filing requirements by virtue of filing a Form 10SB which became effective on June 26, 1997.

As of August 11, 1997, 3,367,405 shares of the Registrants Common Stock, $0.01 par value, were outstanding.

                               TABLE OF CONTENTS


Part I.      Financial Information.
-------

           Item 1.
           -------

                   Consolidated Balance Sheets (Unaudited) as of September 30, 1997 and as of December 31, 1996.

                   Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 1997 and September 30, 1996.

                   Consolidated Statement of Changes in Stockholders' Equity (Unaudited) for the nine months ended September 30, 1997.

                   Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 1997 and September 30, 1996.

                   Notes to Unaudited Consolidated Financial Statements for the nine months ended September 30, 1997 and September 30, 1996.

           Item 2.
           -------

                   Management's Discussion and Analysis of Financial Condition and Results of Operations.


Part II.     Other Information.
--------

                         ITEM 1.  FINANCIAL STATEMENTS

                        PAN WESTERN ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                       September 30,
                                                                            1997                    December 31,
                                                                        (Unaudited)                     1996
                                                                      ----------------            ----------------
ASSETS
------

Current Assets:
 Cash                                                                           65,715                     232,699
 Restricted cash                                                               108,140                     103,995
 Receivables:
  Trade, net of allowance of $11,080                                           175,317                     283,095
  Due from stockholder                                                           2,497                       1,594
  Due from affiliated partnerships                                               1,187                       1,187
  Income tax receivable                                                         14,950                      14,950
  Prepaid expenses                                                              64,402                           0

                                                                      ----------------            ----------------
Total current assets                                                           432,208                     637,520
                                                                      ----------------            ----------------

Property and Equipment:
 Oil and gas properties (successful efforts method)                          3,281,196                   3,474,363
 Other property and equipment                                                  378,586                     374,932
                                                                      ----------------            ----------------
                                                                             3,659,782                   3,849,295
 Less accumulated depreciation and depletion                                 1,039,635                     918,439
                                                                      ----------------            ----------------
Net property and equipment                                                   2,620,147                   2,930,856
                                                                      ----------------            ----------------
Other assets                                                                    54,996                      57,836
                                                                      ----------------            ----------------

Total Assets                                                                 3,107,351                   3,626,212
                                                                      ================            ================


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
 Accounts payable                                                              277,574                     472,412
 Undistributed oil and gas revenues                                            117,236                     149,276
 Due to affiliated partnerships                                                      0                       7,540
 Due to stockholder                                                                  0                           0
 Accrued liabilities                                                            17,792                      31,520
 Current portion of long term debt                                           1,458,093                   1,338,665

                                                                      ----------------            ----------------
Total current liabilities                                                    1,870,695                   1,999,413

Long-term debt                                                                 741,142                   1,072,469

                                                                      ----------------            ----------------
Total liabilities                                                            2,611,837                   3,071,882
                                                                      ----------------            ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock ($.05 par value; authorized 25,000,000
 shares; no shares issued or outstanding)                                            0                           0
 Common stock ($.01 par value; authorized 25,000,000
 shares; issued 12/31/96 - 4,314,810 shares; 9/30/97 - 4,448,655)               44,487                      43,148
 Additional paid in capital                                                  1,837,252                   1,610,701
Accumulated deficit                                                         (1,167,243)                   (880,537)
Treasury stock (1,081,250 shares of common stock)                             (218,982)                   (218,982)

                                                                      ----------------            ----------------
Total stockholders' equity                                                     495,514                     554,330
                                                                      ----------------            ----------------

Total Liabilities and Stockholders' Equity                                   3,107,351                   3,626,212
                                                                      ================            ================

    See accompanying notes to unaudited consolidated financial statements.

                        PAN WESTERN ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                             Three Months Ended September 30,          Nine Months Ended September 30,
                                           -----------------------------------       ----------------------------------
                                                 1997                 1996                 1997                1996
                                           --------------      ---------------       --------------      --------------
REVENUE:
 Oil and gas sales                                323,000              449,478            1,071,432           1,155,946
 Operating income                                  19,243               58,728               79,271             119,836
                                           --------------      ---------------       --------------      --------------
                                                  342,243              508,206            1,150,703           1,275,782
                                           --------------      ---------------       --------------      --------------

OPERATING EXPENSES:
 Lease operating                                  112,069              215,889              454,171             455,086
 Salaries and wages                                87,000               85,500              273,368             271,050
 Depreciation, depletion and amortization          80,132              205,811              237,097             293,129
 General and administrative                       141,383              146,107              353,355             280,337
                                           --------------      ---------------       --------------      --------------
                                                  420,584              653,307            1,317,991           1,299,602
                                           --------------      ---------------       --------------      --------------

OPERATING INCOME (LOSS)                           (78,341)            (145,101)            (167,288)            (23,820)
                                           --------------      ---------------       --------------      --------------

OTHER INCOME (EXPENSE):
 Loss from rental operations, net                  (5,641)              (5,816)             (12,290)            (14,025)
 (Loss) gain on sale of assets, net                 1,460               (7,449)              45,737              (7,326)
 Interest income                                    1,487                  957                4,593               2,216
 Interest expense                                 (53,610)             (59,203)            (157,459)           (147,989)
 Equity in income (loss) of affiliated
  partnerships                                          0                3,235                    0               3,235
 Minority interest in loss (earnings) of
   consolidated partnerships                            0               (3,828)                   0                 234
                                           --------------      ---------------       --------------      --------------
                                                  (56,304)             (72,104)            (119,419)           (163,655)
                                           --------------      ---------------       --------------      --------------

INCOME (LOSS) BEFORE INCOME TAXES                (134,645)            (217,205)            (286,707)           (187,475)

 Income taxes                                           0                    0                    0                   0
                                           --------------      ---------------       --------------      --------------

NET INCOME (LOSS)                                (134,645)            (217,205)            (286,707)           (187,475)
                                           ==============      ===============       ==============      ==============

NET INCOME (LOSS) PER SHARE                         (0.04)               (0.07)               (0.09)              (0.06)
                                           ==============      ===============       ==============      ==============

Weighted average common shares                  3,345,166            3,183,539            3,298,012           3,122,563
                                           ==============      ===============       ==============      ==============

     See accompanying notes to unaudited consolidated financial statements.

                        PAN WESTERN ENERGY CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                  (UNAUDITED)

                                             Additional                               Total
                                     Common   Paid-In    Accumulated   Treasury   Stockholders'
                                     Stock    Capital      Deficit      Stock        Equity
                                   ------------------------------------------------------------
Balances, December 31, 1996          43,148   1,610,701     (880,537)  (218,982)        554,330

Issuance of stock                     1,339     226,551                                 227,890

Net Income (loss)                                           (286,706)                  (286,706)
                                   ------------------------------------------------------------

Balances, September 30, 1997         44,487   1,837,252   (1,167,243)  (218,982)        495,514
                                   ============================================================


    See accompanying notes to unaudited consolidated financial statements.

                        PAN WESTERN ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                       Nine Months                 Nine Months
                                                                          Ended                       Ended
                                                                      September 30,               September 30,
                                                                           1997                        1996
                                                                      -------------               -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                       (286,707)                   (187,475)
 Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation, depletion and amortization                                260,100                     293,129
  (Gain) loss on sale of assets, net                                      (45,737)                      7,326
  Equity in (income) loss of affiliated partnerships                            0                      (3,235)
  Minority interest in earnings of consolidated partnerships                    0                        (234)
  (Increase) decrease in receivables                                      106,875                      (5,911)
  (Increase) decrease in prepaid expenses                                 (65,788)                          0
  (Increase) decrease in other assets                                           0                     (60,000)
  Increase (decrease) in accounts payable                                (202,378)                    227,526
  Increase (decrease) in due to stockholder                                     0                           0
  Increase (decrease) in accrued liabilities                              (13,728)                    (28,899)
  Increase (decrease) in undistributed oil and gas revenues               (32,040)                     21,939
                                                                      -----------                 -----------
Net cash provided by (used in) operating activities                      (279,403)                    264,166
                                                                      -----------                 -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                      (9,866)                   (527,211)
 Purchase of royalty                                                            0                     (40,000)
 Purchase of certificate of deposit                                        (4,145)                   (101,775)
 Proceeds from the disposal of oil and gas properties                     130,000                      31,170
                                                                      -----------                 -----------
Net cash used in investing activities                                     115,989                    (637,816)
                                                                      -----------                 -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from long-term debt                                             301,464                     795,901
 Repayment of long-term debt                                             (510,923)                   (670,975)
 Proceeds from sale of common stock                                       205,889                     267,865
                                                                      -----------                 -----------
Net cash provided by financing activities                                  (3,570)                    392,791
                                                                      -----------                 -----------

NET INCREASE  (DECREASE) IN CASH                                         (166,984)                     19,141

CASH, BEGINNING OF PERIOD                                                 232,699                      15,683
                                                                      -----------                 -----------
CASH, END OF PERIOD                                                        65,715                      34,824
                                                                      ===========                 ===========

SUPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                                            144,667                     147,145
                                                                      ===========                 ===========
 Income taxes paid                                                              0                           0
                                                                      ===========                 ===========


    See accompanying notes to unaudited consolidated financial statements.

                        PAN WESTERN ENERGY CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

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

     Effective March 21, 1997, the Company amended and restated its Certificate of Incorporation which has the effect, among others, of eliminating shareholder preemptive rights to subscribe for additional shares of the Company's Common Stock. Subsequent to March 31, 1997, the Company informed those shareholders of the Company who, based upon their preemptive rights, were entitled to acquire additional shares of Company Common Stock, of their right to acquire such shares. Based upon the responses received, the Company has issued 25,845 shares of Common Stock and has received $11,888.91 in proceeds for these shares.

     On September 1, 1997, the Company issued 33,000 shares of its Common Stock to an individual as additional consideration for executing a promissory note with the Company in the amount of $300,000. Of the $300,000 committment, $200,000 had been drawn by the Company as of September 30, 1997. The note bears interest at 10 % per annum and matures on November 30, 1997. The note is secured by a second mortgage on the Company's oil and gas properties located in Coal County, Oklahoma.

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

(5) Earnings per common share. Net earnings per common share for the periods presented has been computed based upon the weighted average number of shares outstanding of 3,298,012 and 3,122,563 for the nine months ended September 30, 1997 and 1996 respectively and 3,345,166 and 3,183,539 for the three months ended September 30, 1997 and 1996 respectively.

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 128 ("SFAS No. 128, Earnings Per Share") which is effective for annual and interim periods ending after December 15, 1997.

     Based on the methodology of SFAS No. 128, earnings per share for the nine months ended September 30, 1997 and 1996 would have been the same as that reported in the accompanying Consolidated Statements of Operations.

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

                                        Three Months Ended            Nine Months Ended
                                           September 30                  September 30
                                           ------------                  ------------
                                         1997         1996             1997        1996
                                         ----         ----             ----        ----
Average price:
   Oil (per Bbl)                      $ 18.80       $  21.51        $  20.09     $ 20.42
   Gas (per Mcf)                      $  1.68       $   1.57        $   1.81     $  1.66

Production:
   Oil (Bbl)                           11,337         14,589          35,363      40,538
   Gas (Mcf)                           62,233         65,385         194,260     198,034

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996.

     The net loss of the Company declined by $82,560 from a loss of $217,205 experienced for the third quarter ended September 30, 1996 to a loss of $134,645 for the third quarter ended September 30, 1997. The reduced loss experienced is due primarily to a decline in the Company's oil production and the average prices received for this production coupled with a decrease of $103,820 in lease operating expenses and a decrease of $125,679 in depreciation, depletion and amortization expenses.

     Oil and gas sales were $323,000 for the third quarter of 1997 as compared to $449,478 for the third quarter of 1996. This represents a decrease of $126,478 which is due primarily to lower prices, on a lesser amount of production, received by the Company for its oil production during the third quarter ended September 30, 1997. Oil production for the third quarter of 1997 experienced a decline of 22% as compared to the third quarter of 1996 and the average price received by the Company for its oil production declined from $21.51 during the third quarter of 1996 to $18.80 received during the third quarter of 1997. The decrease in oil production was primarily a result of the sale of the Company's Kansas properties as described above as well as the natural production decline expected by the Company on its existing properties. Gas production for the third quarter of 1997 experienced a 5% decline when compared to the third quarter of 1996. This decline is a result of the natural production decline experienced on all wells. The average price received by the Company increased to $1.68 during the third quarter of 1997 as compared to $1.57 during the third quarter of 1996.

     Operating income declined by $39,485 during the three months ended September 30, 1997 to $19,243 as compared to $58,728 experienced during the three months ended September 30, 1996. This decrease is primarily attributable to overhead expenses being charged to a reduced number of wells.

     Lease operating expenses, including production taxes, for the three months ended September 30, 1997 declined $103,820 to $112,069 from $215,889 experienced during the period ended September 30, 1996. This decline is primarily attributable to the absence of a major workover on a salt water disposal well which was completed during the third quarter of 1996 as well as reduced field operations being conducted as compared to the third quarter ended September 30, 1997.

     Depreciation, depletion and amortization declined to $80,132 for the three month period ended September 30, 1997 as compared to $205,811 during the three month period ended September 30, 1996. This decline is due primarily to the absence of an adjustment in depletion expense which was experienced during the three months ended September 30, 1996. This adjustment was a result of discovering an erroneous depletion rate being applied to the costs associated with the Company's oil and gas properties.

     General and administrative expenses decreased by $4,724 from $146,107 during the quarter ended September 30, 1996 to $141,383 during the quarter ended September 30, 1997. The decline in these expenses was due primarily to a reduction in travel and entertainment expenses of $8,550 as well as a reduction in professional services expense of $22,891. These declines are partially offset by an increase of $22,000 in loan fees paid during the third quarter of 1997.

     Other income (expense) decreased from an expense of $72,104 experienced during the quarter ended September 30, 1996 to an expense of $56,304 during the quarter ended September 30, 1997. Major changes in items included in other income and expense were as follows. Interest expense for the quarter ended September 30, 1997 amounted to $53,610 as compared to $59,203 for the quarter ended September 30, 1996. (Loss) gain on sale of assets for the quarter ended September 30, 1997 amounted to a gain of $1,460 as compared to a loss on sale of assets of $7,449 experienced during the third quarter ended September 30, 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996.

     The net loss of the Company increased by $99,232 from a loss of $187,475 experienced for the nine months ended September 30, 1996 to a loss of $286,707 for the nine months ended September 30, 1997. The increased loss experienced is due primarily to the net effect of increased general and administrative expenses and a reduction in other expenses as a result of the gain on sale associated with the sale of the Company's Kansas properties as described above.

     Oil and gas sales were $1,071,432 for the nine months ended September 30, 1997 as compared to $1,155,946 for the nine months ended September 30, 1996. This represents a decrease of $84,514 which was primarily attributable to a decline in oil production coupled with lower average oil prices. Oil production for the nine months ended September 30, 1997 declined by 13% while the average price received declined to $20.09 as compared to $20.42 for the nine months ended September 30, 1996. The decline in oil production was primarily a result of the sale of the Company's Kansas properties as described above and the natural decline in the Company's oil production. Gas production for the nine months ended September, 1997 experienced a 2% decline as compared to the nine months ended September 30, 1996. This decline was offset by an increase in the average price received, which was $1.81 for the nine months ended September 30, 1997 as compared to $1.66 received during the nine months ended September, 1996.

     Operating income declined by $40,565 during the nine months ended September 30, 1997 to $79,271 as compared to $119,836 experienced during the nine months ended September 30, 1996. This decline is attributable to lower overhead charges being charged on a lesser number of wells to other working interest owners for the Company's operation of the wells.

     Lease operating expenses, including production taxes, for the nine months ended September 30, 1997 declined by $915 to $454,171 from $455,086 experienced during the nine month period ended September 30, 1996.

     Depreciation, depletion and amortization declined to $273,097 for the period ended September 30, 1997 as compared to $293,129 during the period ended September 30, 1996. This decline is due primarily to the absence of depreciation expense on the properties located in Kansas which were sold during the first quarter of 1997.

     General and administrative expenses increased by $73,018 from $280,337 during the nine months ended September 30, 1996 to $353,355 during the nine months ended September 30, 1997. Expenses which realized significant increases included accounting and audit with an increase of approximately $5,083, legal expense with an increase of approximately $30,119, professional services expense with an increase of approximately $23,469, printing and copying with an increase of approximately $14,222, loan fees which increased approximately $15,750, and travel and entertainment expenses with an increase of approximately $8,051. The increase in these expenses was due primarily to increased expenses incurred in preparing the Form 10-SB which was filed with the Securities and Exchange Commission on April 7, 1997 and became effective on June 26, 1997. Expenses which experienced significant declines include leased equipment expense with a decrease of approximately $9,154 and insurance expense with a decrease of approximately $4,299.

     Other income (expense) declined from an expense of $163,655 experienced during the nine months ended September 30, 1996 to an expense of $119,419 during the nine months ended September 30, 1997. Major changes in items included in other income and expense were as follows. Interest expense for the nine months ended September 30, 1997 amounted to $157,459 as compared to $147,989 for the nine months ended September 30, 1996. In addition, as described above in the section entitled Disposition of Oil and Gas Properties, the Company sold its oil and gas properties located in the state of Kansas effective February 1, 1997. The sales price received by the Company was $120,000 which resulted in a gain on sale of approximately $44,000. This transaction is included in the gain on sale of $45,737 experienced during the nine months ended September 30, 1997 as compared to a loss on sale of assets of $7,236 experienced during the nine months ended September 30, 1996.

CAPITAL RESOURCES AND LIQUIDITY.

     The Company's capital requirements relate to the acquisition, development and operation of oil and gas producing properties. In general, since most of the reserves the Company has acquired and intends to acquire are substantially depleted by production, the success of its business strategy is dependent upon a continuous acquisition, development and exploration program. The Company intends to continue its practice of reserve replacement and growth through the acquisition of producing oil and gas properties, although at this time it is unable to predict the number and size of such acquisitions, if any, which will be completed. The Company's ability to finance its oil and gas acquisitions is determined by its cash flow from operations and available sources of debt and equity financing. As of September 30, 1997, the Company had a working capital deficit of $1,438,487 as compared to a working capital deficit of $1,361,893 as of December 31, 1996. During the nine month period ended September 30, 1997 the Company experienced a decrease in cash flow of $166,984 primarily as a net result of a decrease in accounts receivable and proceeds from the sale of oil and gas properties and by reductions in accounts payable and long term debt.

     Effective March 21, 1997, pursuant to a Written Consent to Action by a Majority (53.6%) of the Shareholders of the Company in lieu of a meeting and the unanimous written Consent to Action by the Directors of the Company in lieu of a meeting, the Company amended and restated both its Certificate of Incorporation and its Bylaws. Prior to its amendment and restatement, the Company's Certificate of Incorporation granted preemptive rights to shareholders with respect to the issuance of Common Stock by the Company. Subsequent to this action, the Company informed all shareholders of their right to exercise their preemptive rights by informing the Company that they wished to do so by April 30, 1997. Based upon the responses received, the Company has issued 25,845 shares of Common Stock and has received $11,888.91 in proceeds for these shares.

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

     On September 1, 1997, the Company issued 33,000 shares of its Common Stock to an individual as additional consideration for executing a promissory note with the Company in the amount of $300,000. Of the $300,000 committment, $200,000 had been drawn by the Company as of September 30, 1997. The note bears interest at 10 % per annum and matures on November 30, 1997. The note is secured by a second mortgage on the Company's oil and gas properties located in Coal County, Oklahoma.

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

                              PAN WESTERN ENERGY CORPORATION
                                         (Registrant)


Date: November 7, 1997        /s/ SID L. ANDERSON
                              ------------------------------
                              Sid L. Anderson
                              President and Director
                              (Principal Executive Officer)


Date: November 7, 1997        /s/ CLAYTON E. WOODRUM
                              ----------------------
                              Clayton E. Woodrum
                              Executive Vice President and Director
                              (Principal Financial Officer)


Date: November 7, 1997        /s/ VINCENT R. KEMENDO
                              ------------------------
                              Vincent R. Kemendo
                              Vice President - Finance
                              (Principal Accounting Officer)