Form 10KSB
period 1997-12-31
PAN WESTERN ENERGY CORP
filed 1998-04-14
CIK 1035168

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended : December 31, 1997
                                      -----------------

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________to_______________

                         Commission File Number 0-22349

                         PAN WESTERN ENERGY CORPORATION
                         ------------------------------
       (Exact name of small business issuer as specified in its charter)

               OKLAHOMA                          73-1130486
       (State or other jurisdiction of       (I.R.S. Employer
        incorporation or organization)      Identification No.)

       1850 SOUTH BOULDER AVENUE
               SUITE 300
             TULSA, OKLAHOMA                       74119
(Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code: (918) 582-4957

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS      NAME OF EACH EXCHANGE ON WHICH
             TO BE SO REGISTERED       EACH CLASS TO BE REGISTERED
             -------------------       ---------------------------

               None                              None

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.01 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes            No  X (1)
                            ---------     ----------
(1) The Registrant became subject to the filing requirements by virtue of filing a Form 10SB which became effective on June 26, 1997.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. [ ]

As of December 31, 1997, 3,367,405 shares of the Registrants Common Stock, $0.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

     Certain statements in this Registration Statement under the captions "Item
1. Description of Business", "Item 6. Management's Discussion and Analysis or Plan of Operation" and "Item 2. Description of Property", and else where in this Form 10KSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry trends and results, to be materially different from any future results, trends, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others, the following: general economic and business conditions; oil and gas and other industry conditions and trends, including supply and demand; fluctuations in the prices for oil, gas and refined products; competition; import protection and regulation (including the implementation of the World Trade Organization and North American Free Trade Agreement); the loss of any significant customers; changes in business strategy or development plans; availability, terms and deployment of debt and equity capital; quality of management; business abilities and judgment of personnel; availability of qualified personnel; changes in or the failure to comply with government regulations (including environmental regulation); and other factors referenced in this Form 10KSB. See "Item 1. Description of Business - Cautionary Statement and Risk Factors."

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

     Pan Western Energy Corporation (the "Company") is an independent oil and gas company engaged in the acquisition, development and production of oil and gas in the United States. The Company was incorporated in 1981 under the laws of the State of Oklahoma with the objective of exploring for, developing, producing and managing oil and gas reserves. Early efforts of the Company focused on exploratory drilling in Oklahoma, Colorado, Kansas, Nebraska and Texas. Since 1989, the Company has focused primarily on the acquisition of producing oil and gas properties in Oklahoma and Texas. During 1995 and 1996, the Company acquired the producing oil and gas properties of six limited partnerships in which the Company was the general partner. These producing properties, along with producing properties acquired from others during the same period, significantly increased the Company's asset base.

     The Company currently owns and operates producing oil and gas properties located in the states of Texas and Oklahoma and owns royalty interests in 14 non-operated wells located in the state of Ohio. Daily gross production from 89 wells operated by the Company in these states currently averages approximately 163 Bbls of oil and 1,160 Mcf of gas. Total daily production from both operated and non-operated wells, net to the Company's interest, averaged approximately 123 Bbls of oil and 686 Mcf of gas from a total of 61 net wells during the year ended December 31, 1997.

     In seeking to acquire additional oil and gas properties, the Company focuses primarily on properties with producing oil and gas reserves which it believes have potential for additional exploitation through additional development and enhanced recovery via lateral completions and improved operating techniques rather than highly speculative exploration efforts. The Company intends to focus its acquisition program on producing properties in which the Company will become the operator following acquisition, allowing the Company to maintain a low cost operating structure. The Company will also seek properties that are underdeveloped, overly burdened with expenses or owned by financially troubled companies. Management intends to focus on oil and gas properties located in the mid-continent region of the United States where Company personnel are best able to draw on their prior oil and gas experience. The Company intends to acquire properties using internally generated cash flow, bank borrowings and, when appropriate, common stock of the Company.

     The Company is currently reviewing several potential drilling prospects. These prospects are considered to be developmental in nature and management currently believes that the Company will participate in a developmental drilling project during 1998. It is management's opinion that the Company will need to participate in some amount of development drilling in the future to bolster its reserve base and future cash flow.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Cautionary Statement Regarding Forward-Looking Statements. In the interest of providing the Company's shareholders with certain information regarding the Company, including management's assessment of the Company's future plans and operations, certain statements set forth in this Form 10KSB contain or are based on the Company's projections or estimates of revenue, income, earnings per share and other financial items or relate to management's future plans and objectives or to the Company's future economic and financial performance. All such statements, other than statements of historical fact, contained in this Form 10KSB statements in "Item 1. Description of Business, Item 6. Management's Discussion and Analysis or Plan of Operation and Item 2. Description of Property" generally are accompanied by words such as "anticipate," "believe," "intend," "estimate," "project" or "expect" or similar statements. Such statements are "forward- looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made pursuant to and in reliance on the safe harbor provisions of such sections.

     Although any forward-looking statements contained in this Form 10KSB or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, reasonable and expected to prove true, management is not able to predict the future with certainty and no assurance can be given that such statements will prove correct. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things: general economic and business conditions; oil and gas industry conditions and trends; volatility of oil and gas prices; product supply and demand; market competition; risks inherent in the Company's oil and gas operations; imprecision of reserve estimates; the Company's ability to replace and expand oil and gas reserves; the Company's ability to generate sufficient cash flow from operations to meet its current and future obligations; the Company's ability to access and terms of external sources of debt and equity capital; and such other risks and uncertainties described from time to time in the Company's periodic reports and filings with the Securities and Exchange Commission. These and other risks are described elsewhere in this Form 10KSB and will be described from time to time in the Company's future filings with the Securities and Exchange Commission. Accordingly, shareholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicted. In addition, forward- looking statements are based on management's knowledge and judgment as of the date of this Form 10KSB, and the Company does not intend to update any forward-looking statements to reflect events occurring or circumstances existing hereafter.

DISPOSITIONS

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

     In November, 1997, the Company sold three wells and plugged two wells on its Stillwater, Oklahoma properties. The Company received cash consideration of $25,367 from these transactions and recorded a loss on the sale of properties in the approximate amount of $214,400.


BUSINESS STRATEGY

     The Company's business strategy has been and will continue to be the acquisition of producing oil and gas properties and exploitation of those properties to maximize production and ultimate reserve recovery. The Company's present business strategy is to concentrate on expanding its asset base and cash flow primarily through emphasis on the following activities:

     . Acquiring additional producing oil and gas properties, including properties with poten tial for developmental drilling to maintain a significant inventory of undeveloped prospects and to enhance the Company's foundation for future growth;

     . Increasing production cash flow and asset value by developing the Company's proven undeveloped reserves;

     . Building on the Company's existing base of operations by concentrating its development activities in its primary operating areas of Texas and Oklahoma;

     . Serving as operator of its wells to ensure technical performance and reduce costs;

     . Expanding its relationships with major and large independent oil and gas companies to access their producing as well as undeveloped properties, seismic data and financial resources;

     .    Managing financial risk and mitigating technical risk by:

          . drilling in known productive trends with multi-horizon geologic potential;

          . diversifying investment over a large number of wells in the Company's primary operating areas;

          . developing properties that provide a balance between short and long reserve lives;

     . Using, where appropriate, the horizontal drilling technology licensed by the Company from Amoco Corporation to enhance recovery of oil and gas from producing properties;

     . Maintaining low general and administrative expenses and increasing economies of scale to reduce per unit Operating Costs and reserve addition costs.

ACQUISITION AND EXPLOITATION ACTIVITIES

     Acquisitions. Historically, the Company has allocated a substantial portion of its capital expenditures to the acquisition of producing oil and gas properties. During 1997, the Company acquired a .5% overriding royalty interest in a well which the Company operates. This interest was acquired from an individual's estate and the Company paid $500 for the interest. During 1997, the Company made several bids on oil and gas properties however, the Company was unsuccessful in acquiring any of these properties as higher bids than the Company's were accepted. During the fiscal years 1996 and 1995, the Company acquired 706,949 and 1,843,970 Mcf of natural gas and 428,519 and 1,258,830 Bbls of oil for total costs of approximately $222,000 and $2,246,000 respectively. These acquisitions represent a cost of $0.41 per Boe in 1996 and $1.43 per Boe in 1995. The Company has financed its acquisitions primarily through cash flow, bank borrowings and issuance of Common Stock.

     During 1996, the Company purchased from unaffiliated third parties four small working interests in producing wells which the Company operates. The total purchase price paid for these interests was $10,855. In addition, effective May 31, 1996, the Company acquired the remaining interests in two partnerships which had not been acquired in a 1995 transaction described below. The Company acquired these partnership interests in exchange for 46,320 shares of the Company's Common Stock. This acquisition was negotiated on behalf of the Company by its President, Sid Anderson, and the partnership interests acquired were valued at approximately $59,000 based upon the estimated value of the partnerships' oil and gas reserves as determined by an independent petroleum reservoir engineer. Also in 1996, the Company acquired the Northwest Antelope Mississippi Chat Unit located in Noble and Garfield Counties, Oklahoma from four unaffiliated sellers for a total purchase price of $152,500. This acquisition was negotiated on behalf of the Company by its President, Sid Anderson, and the purchase price was based on a review of the property by an independent petroleum reservoir engineer. One of the sel lers in this transaction was Kato Operating Company. Approximately six months after this acquisition, the president of Kato Operating Company, Mr. B. E. (Bud) Livingston, was elected to the Board of Directors of the Company.

     During 1995, the Company acquired all of the limited partners' interests in four oil and gas limited partnerships in which it was the general partner and liquidated the partnerships. In addition, the Company acquired approximately 96% and 74% of the limited partners' interest in two other partnerships in which the Company was the general partner. The consideration paid by the Company for these limited partnership interests consisted of 1,349,900 shares of the Company's Common Stock which was valued at approximately $1,267,000 based upon the estimated value of the partnerships' oil and gas reserves as determined by an independent petroleum reservoir engineer. The consideration paid also included $8,392 in cash and the assumption by the Company of approximately $611,000 in partnership debt. This acquisition was negotiated on behalf of the Company by its President, Sid Anderson. In addition, during 1995 the Company purchased working interests in two producing oil and gas properties from Kato Operating Company, Livingston Oil and other unaffiliated third parties for a total purchase price of $975,000. The properties purchased consisted of a unit containing 10 producing wells and several shut-in wells located in Stonewall County, Texas and also included a group of five producing leases with a total of nine producing wells located in Lipscomb County, Texas. This acquisition was negotiated on behalf of the Company by its President, Sid Anderson. The purchase price paid by the Company was based on a review of the properties by independent petroleum reservoir engineers. Approximately seven months after this acquisition, Mr. B. E. (Bud) Livingston, President of both Kato Operating Company and Livingston Oil, was elected to the Board of Directors of the Company. Also during 1995, the Company purchased small working interests in wells which the Company operated from three unaffiliated individuals for a total purchase price of approximately $4,000.

     To the extent that it has the capital resources to do so, the Company intends to continue to pursue a business strategy that emphasizes reserve additions through acquisitions. The Company intends to focus its acquisition program on producing properties which it believes have potential for additional exploitation through additional development and enhanced recovery via lateral completions and improved operating techniques. The Company will seek properties that are underdeveloped, overly burdened with expenses or owned by financially troubled companies. Management intends to focus on properties located in the mid-continent region of the United States, primarily in the states of Texas and Oklahoma, where Company personnel are best able to draw on their prior oil and gas experience. It is anticipated that a majority of the potential acquisition opportunities will be internally generated by Company personnel, although some opportunities may be brought to the Company by non-employee Directors or stockholders of the Company. The Company does not currently have any plans to engage professional firms or consultants that specialize in acquisitions but may do so in the future. The Company may utilize any one or a combination of lines of credit with banks, public and private sales of debt and equity securities, joint oil and gas development arrangements and internally-generated cash flow to finance its acquisition efforts. No assurance can be given that sufficient external or internal funds will be available to fund the Company's desired acquisitions.

     The Company maintains its own land, geological, petroleum engineering and accounting staff which participate in evaluating prospective acquisitions. The Company utilizes an acquisitions screening approach using applicable engineering and geological criteria in the review and evaluation process. This evaluation process helps to form the basis of the purchase price for a potential acquisition. The Company generally considers the following in its decision-making process: discounted future net revenues, payout, dollars per proven barrels of oil and/or Mcf of gas and other potential behind pipe zones or drilling opportunities. The Company will continue to weigh the comparative value of various methods of reserve acquisitions and employ the method it believes is most advantageous in any given transaction. After the acquisition of oil and gas properties, management generally develops a reservoir depletion plan to maximize production rates, ultimate reserve recovery and cash flow generation. Such plans consider field operating procedures, workovers, recompletions, secondary recovery implementation, additional drilling and such other procedures as the situation dictates.

     The Company does not have a specific budget for the acquisition of oil and gas properties since the timing and size of acquisitions are difficult to forecast. However, the Company is constantly reviewing acquisition possibilities.

     Development Activities. The Company concentrates its acquisition efforts on proved producing properties which demonstrate a potential for significant additional development through workovers, behind-pipe recompletions, secondary recovery operations, the drilling of development or infill wells, and other exploitation activities which the Company may find appropriate. The Company has pursued an active workover and recompletion program on the properties it has acquired and intends to continue its workover and recompletion program in the future as properties acquired warrant. In connection with oil and gas property acquisitions, properties are reviewed and evaluated by the Company with a view toward taking the appropriate actions to maximize production. Such actions may include repair or replacement of equipment or more extensive efforts such as recompletion in a different producing zone or implementation of secondary recovery operations. The expenditures required for the Company's workover and recompletion program have historically been financed, and it is expected that they will continue to be financed, by borrowings and internally generated funds.

     Exploratory drilling has been minimal to date. The Company reviews exploration proposals from other companies and individuals and may from time to time participate in certain ventures where the risk-reward ratio is sufficiently high to warrant capital outlays. The Company does not anticipate generating exploration projects utilizing its own staff at the present time. However, the Company is currently reviewing several drilling ventures and expects to participate in a drilling venture within the next twelve months.

PRODUCTION

     The Company owns and operates producing oil and gas properties located in the states of Texas and Oklahoma and owns royalty interests in 14 non-operated wells located in the state of Ohio. The Company continuously evaluates the profitability of its oil, gas and related activities and has a policy of divesting itself of unprofitable oil and gas properties or areas of operation that are not consistent with its operating philosophy.

     The Company operates 89 producing wells and owns non-operated interests in 14 producing wells and units in these states. Oil and gas sales from the Company's producing oil and gas properties accounted for substantially all of the Company's revenues for the years ended December 31, 1997 and 1996.

     The following summarizes the Company's principal areas of oil and gas production activity.


                                     AVERAGE      AVERAGE      NUMBER OF
                    LOCATION         WORKING    NET REVENUE    PRODUCING
FIELD NAME      (COUNTY, STATE)     INTEREST     INTEREST        WELLS
----------      ---------------     --------     --------        -----
Flowers          Stonewall, TX       100.00%      87.50%          14

Antelope         Noble and            97.98%      78.94%          14
                  Garfield, OK

Pegs Hills       Borden, TX          100.00%      80.00%           5

Higgins West     Lipscomb, TX        100.00%      82.20%           8

Kellin           Lipscomb, TX        100.00%      87.50%           2

Centrahoma       Coal, OK             83.02%      65.54%          12

Bowlegs          Seminole, OK        100.00%      87.50%           2

Fitts            Pontotoc, OK         81.97%      64.92%          13

Hardscrabble     Lincoln, OK          28.16%      22.27%           5

OIL AND GAS PARTNERSHIPS

     The Company is the sole general partner in Pan Western 1986 Drilling Program, Ltd. limited partnership ("1986 Program") and Pan Western 1987 Production Program, Ltd. limited partnership ("1987 Program"), whose purposes are the acquisition, drilling, development, production, marketing and operation of oil and gas properties. As general partner, the Company is entitled to 18.57% and 15% of the current earnings or losses for the 1986 and 1987 Programs, respectively, and is also entitled to a "back-in" interest upon payout. For additional information regarding these partnerships, See Note 3 to the Company's Consolidated Financial Statements elsewhere in this Form 10KSB.

HORIZONTAL DRILLING

     The Company has entered into a license agreement with Amoco Corporation for a patented short-radius horizontal drilling and completion technology. The technology is designed to permit enhanced recovery of oil and gas from producing formations which have high bottom hole pressures but low permeability. This technology has been used in several oil and gas fields at both foreign and domestic locations. The Company currently plans to use this technology to maximize recoverable oil and gas reserves on a number of the Company's properties and to possibly offer the technology as a service to other oil and gas producers in the future. The Company currently plans to offer its customers a complete package of services needed to complete a short-radius horizontal extension without having to rely on several different contractors as is the case with most of the other companies offering horizontal drilling services. The Company plans to offer these services through its wholly-owned subsidiary, Lateral Completion Technologies, Inc. ("LCT"). The Company currently estimates the costs to fund the initial operations of LCT to be approximately $1,500,000 for the purchase of drilling and associated equipment necessary to exploit the Amoco technology and approximately $500,000 for working capital for the first year of operation. The Company is attempting to obtain the required funding through a joint venture arrangement with an industry partner or through debt or equity financing however, to date the Company has been unsuccessful in its attempts to obtain the funding on any terms and no assurance can be given that such capital will be available on terms satisfactory to the Company.

MARKETING

     The availability of a market for oil and gas produced or marketed by the Company is dependent upon a number of factors beyond its control which cannot be accurately predicted. These factors include the proximity of wells to, and the available capacity of, natural gas pipelines, the extent of competitive domestic production and imports of oil and gas, the availability of other sources of energy, fluctuations in seasonal supply and demand, and governmental regulation. In addition, there is always the possibility that new legislation may be enacted which would impose price controls or additional taxes upon crude oil or natural gas, or both. In the event a productive gas well is completed in an area that is distant from existing gas pipelines, the Company may allow the well to remain shut-in until a pipeline is extended to the well or until additional wells are drilled to establish the existence of sufficient producing reserves to justify the cost of extending existing pipelines to the area. It appears that the United States is emerging from a period of oversupply of natural gas which has, and may still, cause delays, restrictions or reductions of natural gas production and which in the past has adversely affected gas prices. Oversupplies of natural gas can be expected to recur from time to time and may result in depressed gas prices and in the gas producing wells of the Company being shut-in.

     Since the early 1970's the supply and market price for crude oil has been significantly affected by policies adopted by the member nations of OPEC. Members of OPEC establish among themselves prices and production quotas for petroleum products from time to time with the intent of manipulating the global supply and price levels for crude oil. In addition, Canada recently revised its laws affecting the exportation of natural gas to the United States. Mexico also continues to fine tune its import/export policies. The oil and gas policies of the United States, Canada and Mexico are impacted by the Canadian/U.S. Free Trade Agreement, the General Agreement on Tariffs and Trade, and the North American Free Trade Agreement. These factors are expected to increase competition and may adversely affect the price of natural gas in certain areas of the United States. The Company is unable to predict the effect, if any, which OPEC, Canadian and Mexican policies, and emerging international trade doctrines will have on the amount of, or the prices received for, oil and natural gas produced and sold by the Company.

     Changes in oil and natural gas prices significantly affect the revenues and cash flow of the Company and the value of its oil and gas properties. Significant declines in the prices of oil and natural gas could have a material adverse effect on the business and financial condition of the

Company. The Company is unable to predict accurately whether the price of oil and natural gas will rise, stabilize or decline in the future.

     Substantially all of the Company's crude oil and condensate production is sold at posted prices under short term contracts, as is customary in the industry. The most significant purchasers of the Company's oil and gas production during the year ended December 31, 1997 were Conoco Oil Company, Total Petroleum, Inc., Mega II, LLC., and Sun Oil Company which accounted for approximately 18%, 17%, 14% and 11% of the Company's total oil and gas revenues, respectively. The most significant purchasers of the Company's production during the year ended December 31, 1996 were Conoco Oil Company, Sun Oil Company, Total Petroleum, Inc., and Octagon Resources, Inc. which accounted for 18%, 16%, 15% and 11% of the Company's total oil and gas revenues, respectively. No other purchaser of crude oil or natural gas during these periods exceeded 10% of the Company's oil and gas sales.

     The Company's gas production is sold primarily on the spot market or under market sensitive long term agreements with a variety of purchasers, including intrastate and interstate pipelines, their marketing affiliates, independent marketing companies and other purchasers who have the ability to move the gas under firm transportation agreements.

COMPETITION

     Competition in the acquisition of producing oil and gas properties and in the exploration and production of oil and gas is intense. In seeking to obtain desirable producing properties, new leases and exploration prospects, the Company faces competition from both major and independent oil and gas companies as well as from numerous individuals. Many of these competitors have financial and other resources substantially in excess of those available to the Company.

     Increases in worldwide energy production capability and decreases in energy consumption as a result of conservation efforts have brought about substantial surpluses in energy supplies in recent years. This, in turn, has resulted in substantial competition for markets historically served by domestic natural gas resources both with alternate sources of energy and among domestic gas suppliers. As a result, there have been reductions in oil and gas prices, widespread curtailment of gas production and delays in producing and marketing gas after it is discovered. Changes in government regulations relating to the production, transportation and marketing of natural gas have also resulted in significant changes in the historical marketing patterns of the industry. Generally, these changes have resulted in the abandonment by many pipelines of long-term contracts for the purchase of natural gas, the development by gas producers of their own marketing programs to take advantage of new regulations requiring pipelines to transport gas for regulated fees, and the emergence of various types of gas marketing companies and other aggregators of gas supplies. As a consequence, gas prices, which were once effectively determined by government regulation, are now largely established by market competition. Competitors of the Company in this market include other producers, gas pipelines and their affiliated marketing companies, independent marketers, and providers of alternate energy supplies.

REGULATION

     The oil and gas industry is extensively regulated by federal, state and local authorities. Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, have issued rules and regulations applicable to the oil and gas industry and its individ ual members, some of which carry substantial penalties for the failure to comply. The regulatory burden on the oil and gas industry increases its cost of doing business and, consequently, affects its profitability. Inasmuch as such laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations.

     Exploration and Production. Exploration and production operations of the Company are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilling and producing, and the plugging and abandoning of wells. The Company's operations are also subject to various conservation matters. These include the regulation of the size of drilling and spacing units or proration units, the density of wells which may be drilled, and the unitization or pooling of oil and gas properties or interests. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas, and impose certain requirements regarding the rate of production. The effect of these regulations is to limit the amounts of oil and gas the Company can produce from its wells, and to limit the number of wells or the locations at which the Company can drill.

     The states of Oklahoma and Texas have adopted or are considering revisions to their production allowable rules under which they regulate the quantities of natural gas which may be produced within their borders. The stated rationale behind such prorationing legislation and rulemaking is the conservation of natural resources, prevention of waste and protection of the correlative rights of oil and gas interest owners by limiting production to the available market. It is impossible at this time to determine the effect, if any, these developments may have on the natural gas industry as a whole. The Company does not believe the developments will materially affect its operations.

     Certain of the Company's oil and gas leases are granted by the federal government and administered by various federal agencies. Such leases require compliance with detailed federal regulations and orders which regulate, among other matters, drilling and operations on these leases and calculation of royalty payments to the federal government. The Mineral Lands Leasing Act of 1920 places limitations on the number of acres under federal leases that may be owned in any one state. While the Company does not have a substantial federal lease acreage position in any state or in the aggregate, the Company does own interests in federal oil and gas leases which produce amounts of oil and gas material to the Company. The Mineral Lands Leasing Act of 1920 and related regulations also may restrict a corporation from holding title to federal onshore oil and gas leases if stock of such corporation is owned by citizens of foreign countries which are not deemed reciprocal under such Act. Reciprocity depends, in large part, on whether the laws of the foreign jurisdiction discriminate against a United States person's ownership of rights to minerals in such jurisdiction. The purchase of shares in the Company by citizens of foreign countries who are not deemed to be reciprocal under such Act could have an impact on the Company's ownership of federal leases.

     The Company's operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. Permits are required for various of the Company's operations, and these permits are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines, injunctions or both. It is possible that increasingly strict requirements will be imposed by environmental laws and enforcement policies thereunder. The Company is also subject to laws and regulations concerning occupational safety and health. It is not anticipated that the Company will be required in the near future to expend amounts that are material in the aggregate to the Company's overall operations by reason of environmental or occupational safety and health laws and regulations, but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance.

     Natural Gas Sales and Transportation. Federal legislation and regulatory controls have historically affected the price of the gas produced by the Company and the manner in which such production is marketed. The transportation and sale for resale of gas in interstate commerce are regulated pursuant to the Natural Gas Act of 1938 (the "NGA") and the Natural Gas Policy Act of 1978 (the "NGPA") and Federal Energy Regulatory Commission ("FERC") and regulations promulgated thereunder. Since 1978, maximum selling prices of certain categories of gas, whether sold in interstate or intrastate commerce, have been regulated pursuant to the NGPA. The NGPA established various categories of gas and provided for graduated deregulation of price controls of several categories of gas and the deregulation of sales of certain categories of gas. All price deregulation contemplated under the NGPA has already taken place.

TITLE TO PROPERTIES

     As is customary in the oil and gas industry, the Company performs a minimal title investigation before acquiring oil and gas properties, which generally consists of obtaining a title report from legal counsel covering title to the major properties (for example, properties comprising at least 80% by value of the acquired properties) and due diligence reviews by independent landmen of the remaining properties. The Company believes that it has satisfactory title to such properties in accordance with standards generally accepted in the oil and gas industry. A title opinion is obtained prior to the commencement of any drilling operations on such properties. The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens which the Company believes do not materially interfere with the use of or affect the value of such properties. Substantially all of the Company's oil and gas properties are and will continue to be mortgaged to secure borrowings under the Company's credit facilities.

OPERATIONAL HAZARDS AND INSURANCE

     The operations of the Company are subject to all risks inherent in the exploration for and production of oil and gas, including such natural hazards as blowouts, cratering and fires, which could result in damage or injury to, or destruction of, drilling rigs and equipment, formations, producing facilities or other property, or could result in personal injury, loss of life or pollution of the environment. Any such event could result in substantial expense to the Company which could have a material adverse effect upon the financial condition of the Company to the extent it is not fully insured against such risk. The Company carries insurance against certain of these risks but, in accordance with standard industry practice, the Company is not fully insured for all risks, either because such insurance is unavailable or because the Company elects not to obtain insurance coverage because of cost. Although such operational risks and hazards may to some extent be minimized, no combination of experience, knowledge and scientific evaluation can eliminate the risk of investment or assure a profit to any company engaged in oil and gas operations.

EMPLOYEES

     As of December 31, 1997 the Company employed a total of seven full time employees at its offices in Tulsa, Oklahoma consisting of 2 production and land personnel, one of whom is an executive officer, and 5 financial, accounting and administrative personnel, three of whom are executive officers. The Company also has one full time field employee in the state of Texas. The Company also engages the services of 12 additional contract field personnel. The Company believes its relations with its employees and contractors are excellent.

ITEM 2.   DESCRIPTION OF PROPERTY

OIL AND GAS PROPERTIES

     All of the Company's oil and gas properties, reserves and activities are located onshore in the continental United States in the states of Texas and Oklahoma. There are no quantities of oil or gas produced by the Company which are subject to long-term supply or similar agreements with foreign governmental authorities.

     Oil and Gas Reserves. Williamson Petroleum Consultants, Inc., an independent petroleum engineering consulting firm, has made estimates of the Company's oil and gas reserves as of January 1, 1998 and Sycamore Resou rces, LLC ("Sycamore Resources)", an independent petroleum engineering consulting firm, has made estimates of the Company's oil and gas reserves as of January 1, 1997. Both of these reports cover the estimated present value of future net cash flows before income taxes (discounted at 10%) attributable to the Company's proved developed reserves, as well as its proved undeveloped reserves and estimated future net cash flows from such reserves. The Sycamore Resources report includes the Company's oil and gas properties located in the state of Kansas which have subsequently been sold, and neither report includes the Company's royalty interests in 14 wells located in the state of Ohio which are not material to the Company's total oil and gas reserves.

     The quantities of the Company's proved reserves of oil and natural gas presented below include only those amounts which the Company reasonably expects to recover in the future from known oil and gas reservoirs under existing economic and operating conditions. Proved developed reserves are limited to those quantities which are recoverable commercially at current prices and costs, under existing regulatory practices and with existing technology. Accordingly, any changes in prices, operating and development costs, regulations, technology or other factors could significantly increase or decrease estimates of the Company's proved developed reserves. The Company's proved undeveloped reserves include only those quantities which the Company reasonably expects to recover from the drilling of new wells based on geological evidence from offsetting wells. The risks of recovering these reserves are higher from both geological and mechanical perspectives than the risks of recovering proved developed reserves.

     Set forth below are estimates of the Company's net proved reserves and proved developed reserves and the estimated future net revenues from such reserves and the present value thereof based upon the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with the provisions of Statement of Financial Accounting Standards No. 69. "Disclosures about Oil and Gas Producing Activities." Estimated future net cash flows from proved reserves are determined by using estimated quantities of proved reserves and the periods in which they are expected to be developed and produced based on economic conditions at the date of the report. The estimated future production is priced at current prices at the date of the report. The resulting estimated future cash inflows are then reduced by estimated future costs to develop and produce reserves based on cost levels at the date of the report. No deduction has been made for depletion, depreciation or income taxes or for indirect costs, such as general corporate overhead. Present values were computed by discounting future net revenues at 10% per annum.

     The following tables set forth estimates of the proved oil and natural gas reserves of the Company as of January 1, 1998, as evaluated by Williamson Petroleum Consultants, Inc.


                   OIL (BBLS)                         GAS (MCF)
                   ----------                   ----------------------
            DEVELOPED   UNDEVELOPED    TOTAL    DEVELOPED  UNDEVELOPED    TOTAL
            ----------  -----------  ---------  ---------  -----------  ---------
Oklahoma      172,300       299,173    471,473  2,716,986    1,713,190  4,430,176
Texas         646,344       231,806    878,150  1,384,279      437,342  1,821,621
              -------       -------  ---------  ---------    ---------  ---------
  Total       818,644       530,979  1,349,623  4,101,265    2,150,532  6,251,797
              =======       =======  =========  =========    =========  =========

     The following table sets forth amounts as of December 31, 1997 determined in accordance with the requirements of the applicable accounting standards, of the estimated future net cash flows from production and sale of the proved reserves attributable to the Company's oil and gas properties before income taxes and the present value thereof. Benchmark prices used in determining the future net cash flow estimates as of January 1, 1998 were $16.80 per barrel for oil and $1.80 per Mcf for gas.



                                AT DECEMBER 31, 1997
-------------------------------------------------------------------------------------
                                   (IN THOUSANDS)
                                                      PROVED      PROVED      TOTAL
                                                     DEVELOPED  UNDEVELOPED   PROVED
                                                     RESERVES    RESERVES    RESERVES
                                                     ---------  -----------  --------
       Estimated future net cash flows from
       proved reserves before income taxes             $12,475       $7,797   $20,272

       Present value of estimated future net cash
       flows from proved reserves before income
       taxes (discounted at 10%)                       $ 5,584       $2,991   $ 8,575

     The estimation of oil and gas reserves is a complex and subjective process which is subject to continued revisions as additional information becomes available. Reserve estimates prepared by different engineers from the same data can vary widely. Therefore, the reserve data presented herein should not be construed as being exact. Any reserve estimate depends in part on the quality of available data, engineering and geologic interpretation, and thus represents only an informed professional judgment. Subsequent reservoir performance may justify upward or downward revision of such estimate.

     Estimates of the Company's proved reserves have been filed or included in reports to the Securities and Exchange Commission but not to any other federal authority or agency.

     For further information on reserves, costs relating to oil and gas activities, and results of operations from producing activities, see Note 13 to the Company's Consolidated Financial Statements - Supplementary Financial Information About Oil and Gas Producing Activities (unaudited).

     Productive Wells and Acreage. The following table sets forth the Company's producing wells and Developed Acreage assignable thereto at December 31, 1997.

                         PRODUCTIVE WELLS
--------------------------------------------------------------------
  DEVELOPED ACREAGE           OIL            GAS           TOTAL
 -------------------      -----------    -----------    -----------
  GROSS        NET        GROSS   NET    GROSS   NET    GROSS   NET
 -------    -------       -----  ----    -----  ----    -----  -----
15,301       13,367         63   48.31     26   13.10     89   61.41

     At December 31, 1997, the Company held no undeveloped acres.

     Production, Unit Prices and Costs. The following table set forth information with respect to production and average unit prices and costs for the periods indicated.


                                YEAR ENDED DECEMBER 31
                                ----------------------
                                   1997        1996
                                ----------  ----------
          PRODUCTION:
           Gas (Mcf)               250,409     263,123
           Oil (Bbls)               45,136      56,871

          AVERAGE SALES
           PRICES:
           Gas (per Mcf)          $   1.88    $   1.86
           Oil (per Bbl)             19.85       20.85

          AVERAGE LEASE
           OPERATING
           COSTS PER BOE (1)          6.86        7.20


(1) The components of production costs may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include production taxes, lease overhead, maintenance and repair, labor and utilities.

Sale of Kansas Oil and Gas Properties. Effective February 1, 1997, the Company sold all of its producing oil and gas properties in the state of Kansas. This sale included 7 gross (5.6 net) wells which had average daily gross production of 20.5 (12.9 net) barrels of oil per day. Total proved developed oil reserves at December 31, 1996 amounted to 33,010 barrels of oil. There were no proved undeveloped oil reserves associated with these properties. The sale price received by the Company was $120,000 which resulted in a gain on sale of assets of approximately $44,000.


ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the year ended December 31, 1997 to a vote of the security holders.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company became eligible to trade publicly by virtue of filing a Form 10SB with the Securities and Exchange Commission. The registration became effective June 26, 1997. Since that time, the Company has been unable to establish a public market for it's common stock. And there is currently no public market for the Company's common stock. There have been no dividends declared or paid to the owners of the common stock. It is the Company's present policy to retain any earnings for working capital purposes, and accordingly the Company does not expect to pay dividends in the foreseeable future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The selected financial information set forth below for each of the Company's fiscal years ended December 31, 1997 and 1996 is derived from the audited consolidated financial statements of the Company appearing elsewhere in this Form 10KSB. The selected financial information set forth below should be read together with management's discussion and analysis set forth below and the Company's audited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10KSB.

                         SELECTED FINANCIAL INFORMATION

                                                                        YEAR ENDED
                                                                        DECEMBER 31
                                                                  -----------------------
                                                                     1997       1996
                                                                  -----------------------
STATEMENT OF OPERATIONS DATA:
 Oil and gas sales..............................................  $1,361,212   $ 1,675,193
 Operating income...............................................      82,333       122,524
                                                                  ----------   -----------
 Total revenue..................................................   1,443,545     1,797,717
 Lease operating costs..........................................     596,247       725,432
 Depreciation, depletion, and
  amortization..................................................     264,266       318,556
 Interest expense...............................................     211,390       233,411
 Salaries and wages.............................................     373,768       375,482
 General and administrative.....................................     482,398       378,535
 Other expense, net.............................................     174,641        18,745
                                                                  ----------   -----------
 Net loss.......................................................  $ (659,165)  $  (252,444)
                                                                  ==========   ===========
 Net loss per common share, basic and diluted...................      $(0.20)       $(0.08)
                                                                  ==========   ===========

 Weighted average common shares outstanding, basic and diluted..   3,312,500     3,141,035

BALANCE SHEET DATA:
 Working capital (deficit)......................................    (631,662)   (1,361,893)
 Property and equipment, net....................................   2,359,434     2,930,856
 Total assets...................................................   2,987,281     3,626,212
 Current portion of long-term
  debt and notes payable........................................     769,564     1,338,665
 Long-term debt.................................................   1,669,628     1,072,469
 Stockholders' equity...........................................     123,056       554,330

RESULTS OF OPERATIONS

     The Company follows the "successful efforts" method of accounting for its oil and gas properties whereby costs of productive wells and productive leases are capitalized and depleted on a unit-of-production basis over the life of the remaining proved reserves. Depletion of capitalized costs is provided on a well-by-well basis. Exploratory expenses, including geological and geophysical expenses and annual delay rentals, are charged to expense as incurred. Exploratory drilling costs, including the cost of stratigraphic test wells, are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful.

  The factors which most significantly affect the Company's results of operations are (i) the sale prices of crude oil and natural gas, (ii) the level of oil and gas sales, (iii) the level of lease operating expenses, (iv) the level of exploratory activities, and (v) the level of and interest rates on borrowings. Total sales volumes and the level of borrowings are significantly impacted by the degree of success the Company experiences in its efforts to acquire oil and gas properties and its ability to maintain or increase production from existing oil and gas properties through its development and production enhancement activities. The following table reflects certain historical operating data for the periods presented.


                                              YEAR ENDED DECEMBER 31
                                              ----------------------
                                                 1997        1996
                                              ----------  ----------

NET SALES VOLUMES:
  Oil (Bbls)                                      45,136      56,871
  Natural gas (Mcf)                              250,409     263,123
  Oil equivalent (Boe)                            86,871     100,725

AVERAGE SALES PRICES:
  Oil (per Bbl)                                 $  19.85    $  20.85
  Natural gas (per Mcf)                             1.88        1.86

OPERATING EXPENSES PER BOE
 OF NET SALES:
  Lease operating                               $   6.86    $   7.20
  General, administrative and other                12.37        9.99
  Depreciation, depletion and amortization          3.04        3.16

     Relatively modest changes in either oil or gas prices significantly impact the Company's results of operations and cash flow and could significantly impact the Company's borrowing capacity. Prices received by the Company for sales of oil and natural gas have fluctuated significantly from period to period. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is substantially dependent on oil and gas prices. Domestic spot oil prices have ranged from a low of approximately $11 per barrel in July 1986 to a high of approximately $40 per barrel in October 1991, with a price as of March 30, 1998 of approximately $14.50 per barrel. The fluctuations in oil prices during these periods reflect market uncertainty regarding OPEC's ability to control the production of its member countries, as well as concerns related to the global supply and demand for crude oil. Since the end of the Gulf War in early 1991, crude oil prices have experienced continued weakness, primarily as a result of OPEC's inability to maintain disciplined production quotas by member countries and the uncertainty associated with Iraq's return to the crude oil export market. These factors continue to overhang the market and will create significant price volatility for the foreseeable future.

     Natural gas prices received by the Company fluctuate generally with changes in the spot market price for gas. Spot market gas prices have generally declined in recent years because of lower worldwide energy prices as well as excess deliverability of natural gas in the United States. However, natural gas prices have rebounded recently and appear to be poised for further strengthening. Domestic spot natural gas prices have ranged from a low of approximately $0.90 per Mcf in January 1992 to a high of approximately $4.44 per Mcf in December 1996, with a price as of March 30, 1997 of approximately $1.60 per Mcf. Environmental concerns coupled with recent increases in the use of natural gas to produce electricity have combined to improve prices. As part of continued deregulation of natural gas, U.S. pipelines have been made more accessible to both buyers and sellers of natural gas and, as a result, natural gas will be able to more effectively compete for market share with other end-use energy forms.

     The Company's principal source of cash flow is the production and sale of its crude oil and natural gas reserves, which are depleting assets. Cash flow from oil and gas sales depends upon the quantity of production and the price obtained for such production. An increase in prices permits the Company to finance its operations to a greater extent with internally generated funds. A decline in oil and gas prices reduces the cash flow generated by the Company's operations, which in turn reduces the funds available for servicing debt, acquiring additional oil and gas properties and exploring for an developing new oil and gas reserves.

     In addition to the foregoing, the results of the Company's operations vary due to seasonal fluctuations in the sales prices and volumes of natural gas. In recent years, natural gas prices have been generally higher in the fall and winter. Due to these seasonal fluctuations, results of operations for individual annual and quarterly periods may not be indicative of results which may be realized on an annual basis.

Year ended December 31, 1997 compared to year ended December 31, 1996.

     Total revenues for the year ended December 31, 1997 decreased 19.70% to $1,443,545 from $1,797,717 for the year ended December 31, 1996. Oil and gas revenues decreased from $1,675,193 for the year ended December 31, 1996 to $1,361,212 for the year ended December 31, 1997. These decreases were attributable to both declines in production of oil and gas and a decline in the average oil price received during the year ended December 31, 1997 as compared to the year ended December 31, 1996. Average prices received by the Company were $19.85 per Bbl of oil and $1.88 per Mcf of gas during fiscal 1997 compared to $20.85 per Bbl of oil and $1.86 per Mcf of gas received during fiscal 1996.

     Oil and gas production for the year ended December 31, 1997 was 11,735 Bbls and 12,714 Mcf lower than production volumes experienced during the prior year ended December 31, 1996. These production declines were primarily attributable to the sale of the Company's Kansas properties which produced approximately 4,700 barrels of oil during the year ended December 31, 1996 and the normal decline in production over time. In addition, the Company experienced severe problems with one of its oil wells during the year ended December 31, 1997. This well produced approximately 3,700 bbls of oil during the year ended December 31, 1996 as compared to approximately 1,400 during the year ended December 31, 1997.

     Operating income declined from $122,524 during the year ended December 31, 1996 to $82,333 during the year ended December 31, 1997. The decline is attributable to a reduction in the number of wells on which the administrative overhead and field supervision charges made to third party working interest owners is being charged. The Company continues to charge third party working interest owners these overhead fees on a monthly basis on wells that the Company operates.

     Lease operating expenses decreased from $725,432 during 1996 to $596,247 during the year ended December 31, 1997. Lease operating expense is comprised of the normal and recurring expenses incurred in the operation of oil and gas wells, production taxes, compression and dehydration fees and transportation costs. Normal and recurring lease operating expense decreased from $624,074 in fiscal 1996 to $503,125 during fiscal 1997. The $120,949 decline in normal lease operating expenses during the year ended December 31, 1997 as compared to the previous year is due primarily to the Company spending less on ongoing maintenance programs which was due to the limited cash resources available to the Company during 1997. Production taxes during 1997 amounted to $92,692 compared to $96,939 in the prior year. The decrease in taxes is a direct result of decreased revenue from oil and gas sales experienced during the year ended December 31, 1997. Compression and dehydration fees decreased from $3,304 during fiscal 1996 to $430 experienced during fiscal 1997 and there were no transportation costs paid by the Company during fiscal 1997 as compared to $1,114 in transportation costs paid by the Company during fiscal 1996.

     Compensation expense decreased from $375,482 during fiscal 1996 to $373,768 during fiscal 1997. This decrease is attributable to the Company not replacing a clerical employee who resigned during the third quarter of 1997.

     Depreciation, depletion and amortization expense for the year ended December 31, 1997 was $264,266 compared to $318,556 for the prior year. Depletion of oil and gas assets is based on a unit of production method and support equipment is depreciated over its estimated useful life. The decrease is attributable to decreased production of oil and gas during 1997 on approximately the same amount of proved producing reserves and the exclusion of the Company's Kansas properties and Stillwater properties from the depletion base. These properties were disposed of during the year ended December 31, 1997.

     General and administrative expenses for the year ended December 31, 1997 increased to $482,398 from $378,535 for the prior year reflecting primarily increases in accounting and auditing fees, legal fees, loan fees, printing and copying expenses, professional fees, insurance costs, and travel expenses. As compared against fiscal 1996, accounting and auditing fees increased by $2,515, legal fees increased by $27,097, printing and copying fees increased by $15,086, professional fees increased by $17,641, and travel expenses increased by $9,202. The increase in these expenses was due primarily to the inclusion of expenses related to the filing of a Form 10SB by the Company which became effective on June 26, 1997. The increase in insurance costs was $5,181 and was due primarily to the purchase of increased liability coverage by the Company. The increase in loan fees of $ 59,750 was attributable to a transaction whereby the Company borrowed $300,000 from an individual. As additional consideration for executing a promissory note with the Company, the Company issued the individual 33,000 shares of its common stock and recorded the fair value of the stock issued, ($66,000), as a loan fee.

     Interest expense decreased from $233,411 during fiscal 1996 to $211,390 during fiscal 1997. The decrease is attributable to a restructuring of the Company's debt during the year ended December 31, 1997 which extended the term of the debt at a lower rate of interest.

     Other expense increased from $18,745 in 1996 to $174,641 in 1997. This increase is comprised primarily of a net loss on the sale of oil and gas assets during 1997. During 1997, the Company experienced a gain on sale of it's Kansas properties in the amount of approximately

$44,000 however, this gain was offset by a loss on the sale of the Company's Stillwater properties in the approximate amount of $214,400.

CAPITAL RESOURCES AND LIQUIDITY

     The Company's capital requirements relate primarily to the acquisition of developed oil and gas properties and undeveloped leasehold acreage and exploration and development activities. In general, because the Company's oil and gas reserves are depleted by production, the success of its business strategy is dependent upon a continuous acquisition and exploration and development program.

     The domestic spot price for crude oil has ranged from $11.00 to $40.00 per barrel over the past ten years. To the extent that crude oil prices continue fluctuating in this manner, the Company expects material fluctuations in revenues from quarter to quarter which, in turn, could adversely affect the Company's ability to timely service its debt to its principal banks and fund its ongoing operations and could, under certain circumstances, require a write-down of the book value of the Company's oil and gas reserves.

     Since the Company is engaged in the business of acquiring producing oil and gas properties, from time to time it acquires certain non-strategic and marginal properties in some of its purchases. A portion of the Company's on-going profitability is related to the disposition of these non-strategic properties on a regular basis. The Company expects to continue to pursue sales of these types of properties in the future. In most cases the revenue from these properties is insignificant and in many cases does not exceed the lease operating expense. As a result, a portion of the Company's capital resources are generated by the sale of assets from continuing operations. Sales of non-strategic and minor interests oil and gas properties accounted for a net loss of $168,628 during fiscal 1997 and $7,326 in losses during fiscal 1996. The loss experienced during 1997 was comprised of a gain on sale of it's Kansas properties in the amount of approximately $44,000 and a loss on the sale of the Company's Stillwater properties in the approximate amount of $214,400.

     Capital Expenditures. The timing of most of the Company's capital expenditures is discretionary. Currently there are no material long-term commitments associated with the Company's capital expenditure plans. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company primarily uses internally generated cash flow and proceeds from the sale of oil and gas properties to fund capital expenditures, other than significant acquisitions, and to fund its working capital needs. If the Company's internally generated cash flows should be insufficient to meet its debt service or other obligations, the Company may reduce the level of discretionary capital expenditures or increase the sale of non-strategic oil and gas properties in order to meet such obligations. The level of the Company's capital expenditures will vary in future periods depending on energy market conditions and other related economic factors. The Company anticipates that its cash flow will be sufficient to fund its operations and debt service at their current levels for the next year.

     Substantially all of the Company's capital expenditures have been made to acquire oil and gas properties. During the year ended December 31, 1997, the Company acquired a .5% overriding royalty interest from an estate in a well which the Company operates. This interest was acquired for $500. During the year ended December 31, 1996, the Company completed three acquisitions of oil and gas properties for a cost of approximately $222,000, including the value of the remaining limited partners' interest in the two limited partnerships which were no t 100% acquired in fiscal 1995. These remaining limited partnership interests were acquired for 46,320 shares of the Company's common stock. The Company's strategy is to continue to expand its reserve base principally through acquisitions of producing oil and gas properties. It is likely that capital expenditures will exceed cash provided by operating activities in years where significant growth occurs in the Company's oil and gas reserve base. In such cases, additional external financing will be required.

     The Company intends to continue its practice of reserve replacement and growth through the acquisition of producing oil and gas properties, although at this time it is unable to predict the number and size of such acquisitions, if any, which will be completed. In addition, it is anticipated that the Company may participate in one or more developmental drilling ventures during fiscal 1998. The Company's ability to finance its oil and gas acquisitions is determined by its cash flow from operations and available sources of debt and equity financing.

     As of December 31, 1997, the Company had a working capital deficit of $ 631,662 compared to a working capital deficit of $1,361,893, as of December 31, 1996. During the year ended December 31, 1997 the Company experienced a decrease in unrestricted cash of $218,013 primarily as a result of the net loss of $659,165 coupled with reductions in accounts payable and an increase in restricted cash and partially offset by a decrease in accounts receivable, the proceeds from the sale of oil and gas properties and the proceeds from the sale of common stock.

     Financing Arrangements. To date, the Company has financed its acquisitions of oil and gas properties primarily through bank borrowings and issuance of Common Stock. At December 31, 1997, the Company had a total indebtedness to three principal lenders in the aggregate amount of $2,439,192. At December 31, 1996, the Company was indebted to three principal lenders in the aggregate amount of $2,411,134. On January 2, 1998, the Company refinanced its outstanding debt with two of its lenders with the third lender. This refinancing resulted in a reduction of the aggregate monthly payments on the Company's indebtedness from approximately $63,000 to approximately $36,542, an extension of maturities from one to three years to December 30, 2002, and an interest rate of 10%. The Company anticipates that at maturity it will be able to refinance this indebtedness as necessary on satisfactory terms. All of the Company's oil and gas properties are subject to mortgages granted to secure this debt.

     The Company owns the office building in Tulsa, Oklahoma in which its executive offices are located. The Company financed the acquisition of this building through borrowing from a bank. At December 31, 1997, the Company was indebted to this bank in the principal amount of $204,288. This loan bears interest at the rate of 9.5% per year, and requires monthly payments of $2,261, with approximately $175,000 due at maturity in March 2001. The Company has granted a mortgage on the building to secure this debt.

     For additional information regarding the indebtedness of the Company at December 31, 1997, see Note 5 to the Company's audited consolidated financial statements elsewhere in this Form 10KSB.

SEASONALITY

     The results of operations of the Company are somewhat seasonal due to seasonal fluctuations in the price for crude oil and natural gas. Recently, crude oil prices have been generally higher in the third calendar quarter and natural gas prices have been generally higher in the first calendar quarter. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of results which may be realized on an annual basis.

INFLATION AND PRICES

     In recent years, inflation has not had a significant impact on the Company's operations or financial condition. The generally downward pressure on oil and gas prices during most of such periods has been accompanied by a corresponding downward pressure on costs incurred to acquire, develop and operate oil and gas properties as well as the costs of drilling and completing wells on properties.

OFFICE FACILITIES

     The Company owns the office building in Tulsa, Oklahoma in which its executive offices are located. The Company occupies approximately 2,862 square feet of space in this building with the remaining 5,724 square feet available for rental to third parties. At present, approximately 1,430 square feet are unoccupied. The building is subject to a mortgage in the current principal amount of $204,288 payable in monthly installments of $2,261 until March 2001 at which time the balance of approximately $175,000 will be due. The Company believes this facility is adequate for its present requirements. Except for this office building, the Company owns no material properties other than its oil and gas properties.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The financial statements required to be filed in this Report begin at Page F-1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the two fiscal years ended December 31, 1997, the Company has not filed any Current Report on Form 8-K reporting any change in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The following table sets forth the executive officers and directors of the Company.

     NAME                   AGE                  POSITION
     ----                   ---                  --------

Sid L. Anderson              50  Chairman of the Board, President and Chief
                                 Executive Officer

Clayton E. Woodrum           57  Executive Vice President, Secretary and
                                 Director

Buddie E. Livingston, II     43  Vice President - Operations

Vincent R. Kemendo           43  Vice President and Chief Financial Officer

C. Dennis McKittrick         47  Director

B. E. (Bud) Livingston       70  Director

Anthony I. Ciciola           50  Director

     The Company's Directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified. Officers are elected at the annual meeting of the Board of Directors following the annual meeting of shareholders and serve at the discretion of the Board. Directors of the Company do not receive any compensation for serving in their capacity as directors, but are reimbursed for out-of-pocket expenses incurred in attending meetings.

     Sid L. Anderson. Mr. Anderson has served as Chairman of the Board of Directors and President of the Company since its organization in 1981. From 1977 to 1981, Mr. Anderson was engaged in the private practice of law, specializing in taxation. From 1972 to 1977 Mr. Anderson was employed as a tax manager with Peat, Marwick, Mitchell & Co. in Tulsa, Oklahoma. Mr. Anderson received his Bachelor of Business Administration in Accounting and his Juris Doctor degrees from the University of Oklahoma in 1969 and 1972, respectively. Mr. And erson was admitted to the Oklahoma Bar Association in 1972 and became a Certified Public Accountant in Oklahoma in 1974. Mr. Anderson is currently a member of the Natural Gas Committee and is a former Director of the Oklahoma Independent Petroleum Association. He is also a member of the Executive Advisory Board for the College of Business Administration at the University of Tulsa and a Regent of Rogers University. Mr. Anderson is a Trustee and former Chairman of the Tulsa Industrial Authority.

     Clayton E. Woodrum. Mr. Woodrum has been a principal in the financial consulting firm of Woodrum, Wilson, Kemendo & Cuite, P.C. and its predecessors, located in Tulsa, Oklahoma since 1986. Mr. Woodrum received his Bachelor of Science degree in Accounting in 1963 from Kansas State University and became a Certified Public Accountant in Oklahoma in 1965.

     Buddie E. Livingston, II. Mr. Livingston joined the Company on September 1, 1995. From 1981 through August, 1995 Mr. Livingston was production superintendent for KATO Operating Company located in Bristow, Oklahoma. From 1975 to 1981 Mr. Livingston was employed by Sun Oil Company, USA as a senior engineer and production specialist and worked in sun's domestic and international operations. Mr. Livingston attended the University of South Louisiana. Mr. Livingston is the son of Mr. B. E. (Bud) Livingston, a Director of the Company.

     Vincent R. Kemendo. Mr. Kemendo joined the Company on December 26, 1995. Prior to that, since 1991, Mr. Kemendo was a consultant with the consulting firm of Woodrum, Shoulders, Kemendo & Evanson in Tulsa, Oklahoma. From 1988 to 1991, Mr. Kemendo was employed as Controller for Mathews Auto Electric, Inc., an auto parts warehousing operation. From 1983 to 1988, Mr. Kemendo was Vice President-Budgeting and Administration for Fitzgerald, DeArman & Roberts, Inc., a regional brokerage firm with corporate headquarters in Tulsa, Oklahoma. Prior to that time Mr. Kemendo was employed by Cotton Petroleum Corporation as Coordinator of Financial Analysis. Mr. Kemendo received his Bachelor of Science in Business Administration degree from Drake University in 1977 and received his Masters of Business Administration from Oklahoma State University in 1978.

     C. Dennis McKittrick. Mr. McKittrick was elected a Director of the Company in July 1993. Mr. McKittrick is Executive Vice President of Southern Financial Group, Inc., an investment banking firm headquartered in Columbia, South Carolina. From 1988 to 1992, Mr. McKittrick was Executive Vice President of McCarley and Associates, an investment banking firm headquartered in Greenville, South Carolina. Prior to 1988, Mr. McKittrick was First Vice President and Partner of Johnson, Lane, Space, Smith and Co., Inc., an investment banking firm headquartered in Savannah, Georgia.

     B. E. (Bud) Livingston. Mr. Livingston was elected a Director of the Company in June 1996. Since 1979, Mr. Livingston has been President of his own oil and gas production companies, KATO Operating Company and Livingston Oil Company, and has performed independent consulting services for other oil and gas companies. From 1948 through 1978, Mr. Livingston was employed by Sunray Oil Corporation in a number of positions the most recent of which was Manager of Operations - Mid-Continent Region. Mr. Livingston is the father of Buddie E. Livingston, II, the Vice President - Operations for the Company.

     Anthony I. Ciciola. Mr. Ciciola is the Chairman and Chief Executive Officer of American Glove Corporation located in Amsterdam, New York. Since 1992, Mr. Ciciola has been a principal of Hospimed Distribution, Inc., an enterprise that manufactures and distributes disposable hospital, medical and non-medical products. Since 1987, he has been President of Taulen Consultant, Inc., a company specializing in the design and setup of manufacturing facilities. From 1975 to 1993, Mr. Ciciola was President of Action Pipe Fabrication, Inc., a major fire protection and automatic sprinkler fabrication and contractor in the Province of Quebec, Canada. Mr. Ciciola graduated from Ahuntsic College in 1968 with a degree in collegial studies in fluid dynamics, piping and gears. Mr. Ciciola is a Canadian citizen and resides in Montreal, Canada.

DIRECTOR AND OFFICER SECURITIES REPORTS

     The Federal securities laws require the Company's Directors and executive officers, and persons who own mo re than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any equity securities of the Company. Copies of such reports are required to be furnished to the Company. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, the only persons subject to these reporting requirements who failed to file the required reports on a timely basis with respect to the Company's most recent fiscal year are as follows: each of Messrs. McKittrick and Ciciola did not file one Form 3 relating to their initial filing requirements and Pangloss International, S.A. did not file Form 3 relating to its initial filing requirements as a 10 % or greater stockholder.

ITEM 10.   EXECUTIVE COMPENSATION

     The table below sets forth, in summary form, (1) the compensation paid, for the years shown, to Sid L. Anderson, the Company's President, and the two other highest-paid executive officers of the Company serving as executive officers on December 31, 1996 (the "Named Officers"); (2) the stock options and stock appreciation rights granted to the Named Officers for the years shown; and (3) long-term payouts and other compensation to the Named Officers for the years shown.

                                              SUMMARY COMPENSATION TABLE
                                                          LONG TERM COMPENSATION
                                                          ----------------------
                             ANNUAL COMPENSATION                        AWARDS                   PAYOUTS
                             -------------------                        ------                   -------
                                                                        RESTRICTED SECURITIES
                                                      OTHER ANNUAL       STOCK     UNDERLYING     LTIP      ALL OTHER
NAME AND PRINCIPAL                 SALARY   BONUS     COMPENSATION      AWARDS      OPTIONS/     PAYOUTS      COMP
POSITION                    YEAR    ($)      ($)        ($)(1)           ($)         SARS (#)      ($)         ($)
--------------------------  ----  -------   -----     ------------      ------     ----------    -------    ---------
Sid L. Anderson,            1997  150,000   6,250      85,130/(2)/       ---          ---          ---         ---
Chairman                    1996  150,000   6,250      94,347/(3)/       ---          ---          ---         ---
  and President

Buddie E. Livingston, II    1997   48,000   2,000          ---           ---          ---          ---         353
  Vice President of         1996   48,000   2,000          ---           ---          ---          ---         216
  Operations

Vincent R. Kemendo          1997   40,000   1,667          ---           ---          ---          ---         ---
  Vice President of         1996   40,000   1,667          ---           ---          ---          ---         ---
  Finance

(1) Except as noted, none of the executive officers listed received perquisites or other personal benefits that exceeded the lesser of $50,000 or 10 percent of the salary and bonus for such officers.

(2) Includes a $63,754 guaranty fee paid to Mr. Anderson (see "Employment Agreements") and a total of $21,376 paid by the Company to or on behalf of Mr. Anderson for country club dues, automobile allowance and life insurance premiums.

(3) Includes a $75,370 guaranty fee paid to Mr. Anderson (see "Employment Agreements") and a total of $18,977 paid by the Company to or on behalf of Mr. Anderson for country club dues, automobile allowance and lease expense and life insurance premiums.

BONUS PLAN

     The Company has an incentive compensation bonus plan in effect for certain salaried employees other than its President. The annual bonus pool is equal to 10% of annual net income of the Company in excess of $100,000. The plan is currently administered and allocated among the eligible employees by the Company's Board of Directors. No distributions have been made from this plan since its inception.

STOCK OPTIONS

     Director Stock Option Plan. The Company has adopted a Directors' Stock Option Plan pursuant to which non-employee Directors of the Company may be granted options to purchase shares of Common Stock of the Company. The total number of shares which may be issued pursuant to this plan is 150,000 shares of Common Stock. The plan provides that the exercise price of options granted pursuant to the plan shall not be less than the fair market value of the shares of Common Stock on the date of grant and that options granted are exercisable for the lesser of ten years and thirty days from the date of grant or 30 days following termination as a member of the Company's Board of Directors. The plan is administered by the Board of Directors. Through December 31, 1997, options to purchase 65,000 shares of the Company's Common Stock at an exercise price ranging from $1.30 to $1.40 per share had been granted under this plan.

     Employee Stock Option Plan. The Company has adopted an Employee Stock Option Plan pursuant to which employees and any other persons who perform substantial services for or on behalf of the Company may be granted options to purchase shares of Common Stock of the Company. Directors who are also employees are eligible to receive options under this plan. The total number of shares which may be issued pursuant to this plan is 100,000 shares of Common Stock. The plan provides that the exercise price of options granted pursuant to the plan shall not be less than the fair market value of the shares of Common Stock on the date of grant and that options granted are exercisable for the lesser of ten years and thirty days from the date of grant or 30 days following termination of employment with the Company. The plan is administered by the Board of Directors. Through December 31, 1997, no options had been granted under this plan.

     During the year ended December 31, 1997, the Company issued 50,000 stock options exercisable at $1.40 per share to Directors of the Company. These stock options were issued pursuant to the Director Stock Option Plan. In addition, during the year ended December 31, 1997, the Company issued 570,000 stock options exercisable at $1.40 per share to employees of the Company. These options were not issued under either of the Company's stock option plans. Other than these option grants, there were no restricted stock awards granted, no options or stock appreciation rights were exercised, and no awards under any long-term incentive plan were made to any officer or employee of the Company during the year ended December 31, 1997.

     During 1996, no restricted stock awards were granted, no stock options or stock appreciation rights were granted, no options or stock appreciation rights were exercised, and no awards under any long-term incentive plan were made to any officer or employee of the Company.

     The following table sets forth information relating to the exercises of stock options by each of the Company's officers and directors during the year ended December 31, 1997 and the value of unexercised stock options as of December 31, 1997.

                   AGGREGATED OPTION EXERCISES IN THE FISCAL
                        YEAR ENDED DECEMBER 31, 1997 AND
                        DECEMBER 31, 1997 OPTION VALUES

                             OPTION EXERCISES
                               DURING YEAR
                          ENDED DECEMBER 31, 1997
                          -----------------------     NUMBER OF SECURITIES
                            NUMBER OF                UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                             SHARES                        OPTIONS AT             IN-THE-MONEY OPTIONS
                            ACQUIRED     VALUE          DECEMBER 31, 1997         AT DECEMBER 31, 1997
                                                  ---------------------------  --------------------------
          NAME             ON EXERCISE  REALIZED  UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE  EXERCISABLE
-------------------------  -----------  --------  -------------  ------------  -------------  -----------
Sid L. Anderson            None         None            198,000  139,500/(1)/       $118,800      $84,450
Clayton E. Woodrum         None         None             48,000   49,500/(2)/         28,800       30,450
Buddie E. Livingston II    None         None             48,000   32,000/(3)/         28,800       19,200
Vincent R. Kemendo         None         None             48,000   32,000/(4)/         28,800       19,200
C. Dennis McKittrick       None         None                ---   17,500/(5)/            ---       11,250
B. E. (Bud) Livingston     None         None                ---   15,000/(6)/            ---        9,000
Anthony I. Ciciola         None         None                ---   15,000/(7)/            ---        9,000

(1) Reflects 7,500 options granted in July 1993 not under either of the Company's option plans, exercisable at $1.30 per share and 330,000 options granted in January, 1997 not under either of the Company's option plans, exercisable at $1.40 per share.

(2) Reflects 7,500 options granted in July 1993 under the Company's Directors' Stock Option Plan, exercisable at $1.30 per share, 10,000 options granted in January 1997 under the Company's Directors' Stock Option Plan, exercisable at $1.40 per share, and 80,000 options granted in January, 1997 not under either of the Company's option plans, exercisable at $1.40 per share.

(3) Reflects 80,000 options granted in January, 1997 not under either of the Company's option plans, exercisable at $1.40 per share.

(4) Reflects 80,000 options granted in January, 1997 not under either of the Company's option plans, exercisable at $1.40 per share.

(5) Reflects 7,500 options granted in July 1993 under the Company's Directors' Stock Option Plan, exercisable at $1.30 per share and 10,000 options granted in January, 1997 under the Company's Directors' Stock Option Plan, exercisable at $1.40 per share

(6) Reflects 15,000 options granted in January, 1997 under the Company's Directors' Stock Option Plan, exercisable at $1.40 per share

(7) Reflects 15,000 options granted in January, 1997 under the Company's Directors' Stock Option Plan, exercisable at $1.40 per share

EMPLOYMENT AGREEMENTS

     The Company has entered into an employment agreement with Sid L. Anderson, President of the Company. The term of Mr. Anderson's Employment Agreement continues until the later of October 31, 2000 or so long as Mr. Anderson is a personal guarantor of any of the Company's debt. Under this Agreement, Mr. Anderson receives a base salary of $150,000 per year, plus additional annual incentive compensation in an amount equal to 10% of the Company's annual audited pre-tax net income in excess of $150,000. In addition, Mr. Anderson is entitled to participate in all benefit programs the Company makes available to employees. The Agreement also provides for the payment to Mr. Anderson of an automobile allowance of $1,000 per month, and such other benefits as may be determined from time to time by the Board of Directors of the Company. In addition, under the terms of a separate Guaranty Fee Agreement between Mr. Anderson and the Company, Mr. Anderson is entitled to a semi-annual payment of an amount equal to the greater of $15,000 or 3% of the aggregate amount of Company indebtedness guaranteed personally by him. To secure payment of this fee, the Company has granted Mr. Anderson a security interest in the Company's equipment, inventory, fixtures, receivables and other assets. Mr. Anderson's Employment Agreement provides that the Company has the right to terminate the Agreement at any time upon written notice and, unless the Agreement has been terminated for cause, as defined, the Company is obligated to pay Mr. Anderson the compensation payable for the remainder of the term of the Agreement, including any incentive compensation, vacation pay or accrued employee benefits. Mr. Anderson has the right to terminate his employment with the Company upon 30 days written notice in which event, the Company is only obligated to compensate him under the terms of the Agreement up to the date of termination. The Agreement also contains provisions restricting Mr. Anderson from engaging in business activities in competition with the Com pany.

     The Company has also entered into employment agreements with Buddie E. Livingston, II, and Vincent R. Kemendo pursuant to which they are employed by the Company as Vice President - Operations and Vice President - Finance, respectively. The agreements with Messrs. Livingston and Kemendo expire on December 31, 2000, unless extended by the Company's Board of Directors. Under these agreements, Messrs. Livingston and Kemendo receive base salaries of $48,000 and $40,000 per year, respectively. In addition, Messrs. Livingston and Kemendo are entitled to participate in all benefit programs the Company makes available to employees. Under their agreements, Messrs. Livingston and Kemendo are eligible to participate in the Company's incentive compensation bonus plan. See "Bonus Plan". The Company has the right to terminate each of these employment agreements upon written notice and, unless the agreement has been terminated for cause, as defined, the Company is obligated to pay the terminated individual the compensation payable for the remainder of the term of his agreement, including any incentive compensation, vacation pay or accrued employee benefits. Messrs. Livingston and Kemendo each have the right to terminate their employment agreements with the Company upon 30 days written notice to the Company in which event the Company is only obligated to compensate the individual up to the date of termination. Each of the Employment Agreements also contain certain provisions restricting Messrs. Livingston and Kemendo from engaging in business activities in competition with the Company.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     On February 18, 1997, the Company declared a four-for-one stock split in the form of a stock dividend payable to the Company's shareholders of record on April 1, 1997. All references to outstanding shares, share ownership and per share amounts in this Registration Statement are presented giving effect to such stock dividend.

     As of December 31, 1997, the Company had 3,367,405 issued and outstanding shares of Common Stock, the Company's only class of equity securities issued and outstanding. The following table sets forth, as of December 31, 1997, the number and percentage of shares of Common Stock of the Company owned beneficially by
(i) each director of the Company, (ii) each Named Officer of the Company named in the Summary Compensation Table, (iii) all directors and executive officers of the Company as a group, and (iv) each person known to the Company to own of record or beneficially more than five percent of the Company's Common Stock. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to the shares indicated. As of December 31, 1997, the Company had 302 holders of Common Stock of record.


                                              NUMBER OF SHARES
         NAME OF BENEFICIAL OWNER            BENEFICIALLY OWNED  PERCENT OF CLASS(1)
-------------------------------------------  ------------------  -------------------

Sid L. Anderson(2)(6)                                 1,327,000              37.8%

Clayton E. Woodrum(3)                                    67,350               2.0%

Buddie E. Livingston, II(2)(6)                           32,000               1.0%

Vincent R. Kemendo(2)(6)                                 94,500               2.8%

C. Dennis McKittrick(4)                                  29,705                 *

B. E. (Bud) Livingston(2)(7)                             15,000                 *

Anthony I. Ciciola(2)(8)                                 15,000                 *

Pangloss International, S.A. (5)                        481,250              13.4%

All Executive Officers and                            1,580,555              43.1%
Directors as a group (7 persons)(2)(3)(4)


*    less than one percent

(1) Based upon 3,367,405 issued and outstanding shares of Common Stock at December 31, 1997. Shares of Common Stock which an individual or group has the right to acquire within 60 days pursuant to the exercise of options, warrants, or other convertible securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other individual or group shown in the table.

(2) Includes (a) with respect to Mr. Anderson, 139,500 shares issuable to him upon exercise of presently exercisable options; (b) with respect to Mr. Livingston, II 32,000 shares issuable to him upon exercise of presently exercisable options; (c) with respect to Mr. Kemendo, 32,000 shares issuable to him upon exercise of presently exercisable options; (d) with respect to Mr. Livingston, 15,000 shares issuable to him upon exercise of presently exercisable options; and (e) with respect to Mr. Ciciola, 15,000 shares issuable to him upon exercise of presently exercisable options.

(3) Includes 17,850 shares held by Mr. Woodrum's spouse and 49,500 shares issuable to Mr. Woodrum upon exercise of presently exercisable options. The address of Mr. Woodrum is Suite 605, 9 East 4th Street, Tulsa, Oklahoma 74103.

(4) Includes 12,205 shares held by Southern Financial Group, Inc., a company of which Mr. McKittrick is President and Chief Executive Officer, and 17,500 shares issuable to Mr. McKittrick upon exercise of presently exercisable options. The address of Mr. McKittrick is Suite 201, 140 North Main, Summerville, South Carolina 29483.

(5) Includes 225,000 shares issuable to Pangloss International, S.A. upon exercise of presently exercisable Common Stock purchase warrants. The address of Pangloss International, S.A. is New Moon House, Eastern Road, Nassau, Bahamas. Pangloss International, S.A. is a Bahamian corporation, all of the outstanding shares of which are owned by Robert A. Nihon who, by reason of such ownership, may be deemed the beneficial owner of the Company's securities held of record by Pangloss International, S.A. Mr. Nihon's address is the same as the address of Pangloss International.

(6) The address of Messrs. Anderson, Kemendo and Livingston, II is Suite 300, 1850 South Boulder, Tulsa, Oklahoma 74119.

(7) The address of Mr. Livingston is Highway 66 North, Turnpike Gate, Bristow, Oklahoma 74010.

(8)  The address of Mr. Ciciola is 8277 Jean Nicolet, Montreal, QC H1R 2R2.

     There are no arrangements known to management which may result in a change in control of the Company.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Through August 1995, the Company sold gas produced from certain wells it operates to a gas marketing company owned by Sid L. Anderson, Chairman of the Board, President and Chief Executive Officer of the Company. Such sales for the year ended December 31,1995 were approximately $89,000. The gas marketing company collected a 3% commission on the resale of such gas, which was utilized to pay income and other taxes of the gas marketing company. Effective September 1, 1995, the Company began to sell gas produced from the well s to an unaffiliated purchaser.

     In 1995, the Company began paying a fee to Sid L. Anderson, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to the terms of a Guaranty Fee Agreement. Under the terms of this Agreement, Mr. Anderson receives an annual fee for guaranteeing Company debt equal to the greater of $15,000 or 3% of the guaranteed debt. During 1997 and 1996, fees paid to Mr. Anderson under this Agreement were approximately $64,000 and $76,000, respectively.

     The Company incurs fees for tax and accounting services provided by a firm in which Clayton E. Woodrum, Executive Vice President and a Director of the Company, is a partner. Amounts paid by the Company to this firm during 1997 and 1996 were $11,359 and $39,943, respectively. In addition, during 1996, the Company issued a total of 35,700 shares of Common Stock to this firm in payment for services rendered. The value assigned to this stock, $49,980, was based on billings received from the firm. At the request of the firm, 17,850 of these shares were issued to Pat Woodrum, spouse of Clayton E. Woodrum, and 17,850 of these shares were issued to Andrea Kemendo, spouse of a partner in the firm. The Company also incurs fees for business advisory services to a firm affiliated with this board member. Such amounts incurred in 1997 were $37,424.

     During October, 1995 the Company purchased two producing oil and gas properties from KATO Operating Company ("KATO"), Livingston Oil and other third parties for a purchase price of $975,000. Subsequent to this transaction, Mr. B.
E. Livingston, who is the President and owner of both KATO and Livingston Oil, was elected as a Director of the Company. The producing properties purchased consisted of a field containing 10 producing wells and several shut-in wells and a group of five producing leases which contain a total of nine producing wells. Additionally, in January, 1996 the Company purchased a producing oil and gas property from several individuals and entities, including an affiliate of KATO, for $152,000. KATO was the operator of the property purchased and the interest acquired from the KATO affiliate amounted to a 2.03% working interest in the property. These transactions were reviewed by the Board of Directors and were determined, based on negotiations that occurred at the time, to be on terms no less favorable to the Company than could have been obtained at the time and under the same circumstances from non-affiliated persons.

     Pursuant to an agreement signed in February 1996, B. E. (Bud) Livingston, a member of the Company's Board of Directors, will provide evaluation and reservoir engineering services to the Company with respect to oil and gas wells in Coal County, Oklahoma and Borden and Stonewall Counties, Texas in exchange for an amount equal to the net of a percentage of the net revenue interest and a percentage of the lease operating expenses attributable to certain producing oil and gas wells located in Garfield and Noble Counties, Oklahoma. During 1997 and 1996, no amounts were paid by the Company to Mr. Livingston pursuant to this Agreement. However, a company affiliated with this director provides well operation services to the Company. Such amounts incurred in 1997 and 1996 were $9,237 and $22,087, respectively

     Any future transactions between the Company and its directors, officers, principal shareholders or their affiliates will be on terms no less favorable to the Company than may be obtained in similar, arms length transactions with unaffiliated third parties.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Company has caused this Registration Statement to be signed by the undersigned, thereunto duly authorized.

PAN WESTERN ENERGY CORPORATION
(Registrant)

                                    Date:  April 13, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Sid L. Anderson
    -------------------------------------------     Date: April 13, 1998
     Chairman of the Board, President, and
     Chief Executive Officer


By:  /s/ Clayton E. Woodrum
    -------------------------------------------     Date: April 13, 1998
     Executive Vice President and Director
     (Principal Financial Officer)


By:  /s/ Vincent R. Kemendo
    -------------------------------------------     Date: April 13, 1998
     Vice President - Finance and Chief
     Financial Officer (Principal Accounting
     Officer)


By:  /s/ Bud E. Livingston
    -------------------------------------------     Date: April 13, 1998
     Director


By:  /s/ C. Dennis McKittrick
    -------------------------------------------     Date: April 13, 1998
     Director


By:  /s/ Anthony I. Ciciola
    -------------------------------------------     Date: April 13. 1998
     Director

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Pan Western Energy Corporation:

We have audited the accompanying consolidated balance sheets of Pan Western Energy Corporation and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Pan Western Energy Corporation and subsidiaries at December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

April 8, 1998
Tulsa, Oklahoma

PAN WESTERN ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                                                         1997          1996
ASSETS

CURRENT ASSETS:
  Cash                                                                                               $    14,686    $  232,699
  Restricted cash                                                                                        344,147       103,995
  Receivables:
    Trade, net of allowance of $11,080                                                                   178,313       283,095
    Due from stockholder                                                                                   4,252         1,594
    Due from affiliated partnerships                                                                       1,187         1,187
    Income tax receivable                                                                                    -          14,950
  Prepaid expenses                                                                                        20,350           -
                                                                                                     -----------    ----------
           Total current assets                                                                          562,935       637,520
                                                                                                     -----------    ----------

Property and equipment:
  Oil and gas properties (successful efforts method)                                                   2,955,683     3,474,363
  Other property and equipment                                                                           378,419       374,932
                                                                                                     -----------    ----------
                                                                                                       3,334,102     3,849,295
  Less accumulated depreciation and depletion                                                            974,668       918,439
                                                                                                     -----------    ----------
           Net property and equipment                                                                  2,359,434     2,930,856
                                                                                                     -----------    ----------
Other assets, net of accumulated amortization                                                             64,912        57,836
                                                                                                     -----------    ----------

                                                                                                     $ 2,987,281    $3,626,212
                                                                                                     ===========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                                   $   247,815    $  472,412
  Undistributed oil and gas revenues                                                                     153,990       149,276
  Due to affiliated partnership                                                                            7,540         7,540
  Accrued liabilities                                                                                     15,688        31,520
  Current portion of long-term debt                                                                      769,564     1,338,665
                                                                                                     -----------    ----------
          Total current liabilities                                                                    1,194,597     1,999,413

Long-term debt                                                                                         1,669,628     1,072,469
                                                                                                     -----------    ----------
          Total liabilities                                                                            2,864,225     3,071,882
                                                                                                     -----------    ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock ($.05 par value; authorized 25,000,000 shares; no shares issued or outstanding)            -             -
  Common stock ($.01 par value; authorized 25,000,000 shares; issued 1997 - 4,448,655 shares;
   1996 - 4,314,810 shares)                                                                               44,487        43,148
  Additional paid-in capital                                                                           1,837,253     1,610,701
  Accumulated deficit                                                                                 (1,539,702)     (880,537)
  Treasury stock (1,081,250 shares)                                                                     (218,982)     (218,982)
                                                                                                     -----------    ----------
          Total stockholders' equity                                                                     123,056       554,330
                                                                                                     -----------    ----------

                                                                                                     $ 2,987,281    $3,626,212
                                                                                                     ===========    ==========

See notes to consolidated financial statements.

PAN WESTERN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                               1997          1996
REVENUE:
  Oil and gas sales                                                         $1,361,212    $1,675,193
  Operating income                                                              82,333       122,524
                                                                            ----------    ----------
                                                                             1,443,545     1,797,717
                                                                            ----------    ----------
OPERATING EXPENSES:
  Lease operating                                                              596,247       725,432
  Salaries and wages                                                           373,768       375,482
  Depreciation, depletion and amortization                                     264,266       318,556
  General and administrative                                                   482,398       378,535
                                                                            ----------    ----------
                                                                             1,716,679     1,798,005
                                                                            ----------    ----------

OPERATING LOSS                                                                (273,134)         (288)
                                                                            ----------    ----------

OTHER INCOME (EXPENSE):
  Loss from rental operations, net                                             (12,868)      (22,781)
  Loss on sale of assets, net                                                 (168,628)       (7,326)
  Interest income                                                                6,084         4,493
  Interest expense                                                            (211,390)     (233,411)
  Miscellaneous income                                                             771           -
  Equity in income of affiliated partnerships                                      -           6,202
  Minority interest in loss of consolidated partnerships                           -             667
                                                                            ----------    ----------
                                                                              (386,031)     (252,156)
                                                                            ----------    ----------

NET LOSS                                                                    $ (659,165)   $ (252,444)
                                                                            ==========    ==========

NET LOSS PER SHARE - BASIC AND DILUTED                                          $(0.20)       $(0.08)
                                                                            ==========    ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
 BASIC AND DILUTED                                                           3,312,500     3,141,035
                                                                            ==========    ==========

See notes to consolidated financial statements.

PAN WESTERN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                            ADDITIOAL                                       TOTAL
                                  COMMON     PAID-IN      ACCUMULATED      TREASURY      STOCKHOLDERS'
                                  STOCK      CAPITAL        DEFICIT         STOCK          EQUITY
BALANCES, JANUARY 1,
 1996, AS ORIGINALLY
 REPORTED                       $ 20,187  $ 1,380,856   $   (628,093)   $ (218,982)     $   553,968

  Retroactive adjustment to
   reflect additional shares
   issued in four-for-one
   stock split effected in the
   form of a stock dividend in
   February, 1997                 20,000      (20,000)           -             -                -
                                --------  -----------   ------------    ----------      -----------

BALANCES, JANUARY 1,
 1996, AS ADJUSTED                40,187    1,360,856       (628,093)     (218,982)         553,968

  Issuance of stock                2,961      249,845            -             -            252,806

  Net loss                           -            -         (252,444)          -           (252,444)
                                --------  -----------   ------------    ----------     ------------

BALANCES,
 DECEMBER 31, 1996                43,148    1,610,701       (880,537)     (218,982)         554,330

  Issuance of stock                1,339      226,552            -             -            227,891

  Net loss                           -            -         (659,165)          -           (659,165)
                                --------  -----------   ------------    ----------     ------------

BALANCES,
 DECEMBER 31, 1997              $ 44,487  $ 1,837,253   $ (1,539,702)   $ (218,982)    $    123,056
                                ========  ===========   ============    ==========     ============


See notes to consolidated financial statements.

PAN WESTERN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                                  1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $  (659,165)  $ (252,444)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
    Depreciation, depletion and amortization                                     264,266      318,556
    Loss on sale of assets, net                                                  168,628        7,326
    Equity in income of affiliated partnerships                                      -         (6,202)
    Minority interest in earnings of consolidated partnerships                       -           (667)
    Bad debt expense                                                               1,885        1,649
    Stock issued for services                                                     66,000       49,980
    (Increase) decrease in receivables                                           115,189      (33,175)
    Increase in prepaid expenses                                                 (20,350)         -
    Increase in other assets                                                     (14,850)      (3,850)
    Increase (decrease) in accounts payable                                     (224,597)     221,118
    Increase (decrease) in accrued liabilities                                   (15,832)       7,982
    Increase (decrease) in undistributed oil and gas revenues                      4,714      (16,660)
                                                                             -----------   ----------
          Net cash provided by (used in) operating activities                   (314,112)     293,613
                                                                             -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                           (10,163)    (549,086)
  Purchase of certificate of deposit                                                 -       (103,995)
  Purchase of technology license                                                     -        (40,000)
  Proceeds from the disposal of oil and gas properties                           156,465        8,219
                                                                             -----------   ----------
           Net cash provided by (used in) investing activities                   146,302     (684,862)
                                                                             -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                 1,989,391    1,263,893
  Repayments of long-term debt                                                (1,961,333)    (937,924)
  Increase in restricted cash                                                   (240,152)         -
  Proceeds from sale of common stock                                             161,891      282,296
                                                                             -----------   ----------
           Net cash provided by (used in) financing activities                   (50,203)     608,265
                                                                             -----------   ----------

NET INCREASE (DECREASE) IN CASH                                                 (218,013)     217,016

CASH, BEGINNING OF YEAR                                                          232,699       15,683
                                                                             -----------   ----------

CASH, END OF YEAR                                                            $    14,686   $  232,699
                                                                             ===========   ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                              $   217,590   $  231,225
                                                                             ===========   ==========

  Income taxes paid                                                          $       -     $      -
                                                                             ===========   ==========

See notes to consolidated financial statements.

PAN WESTERN ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION - Pan Western Energy Corporation (the "Company") was organized effective September 2, 1981 under the laws of the State of Oklahoma. The primary purpose of the Company is the acquisition, drilling, development, production and operation of oil and gas properties.

   BUSINESS DEVELOPMENTS - During the years ended December 31, 1997 and 1996, the Company incurred net losses of $659,165 and $252,444, respectively, and in 1997 had an operating cash flow deficiency of $314,112. At December 31, 1997 and 1996, the Company had working capital deficits of $631,662 and $1,361,893, respectively, and total stockholders' equity of $123,056 and $554,330, respectively. As described in Note 5, on January 2, 1998, the Company refinanced certain of its outstanding debt which will reduce annual debt service requirements and extend certain debt maturities to five years.

   Although operating results have negatively impacted the Company's liquidity and capital resources, the Company anticipates that cash flows will be sufficient to fund its operating and debt service requirements at their current levels for the next year. The Company's business strategy is to continue to concentrate on expending its asset base and cash flows through acquisition and exploitation of oil and gas reserves, to the extent that it has the capital resources to do so. The Company considers sources of such financing to include bank lines of credit, public and private sales of debt or equity securities, joint oil and gas development arrangements, and internally-generated cash flows. However, no assurance can be given that sufficient external or internal funds will be available to fund the Company's desired acquisitions. Should the Company's internally-generated cash flows be insufficient to meet its debt service or other obligations, the Company will sell non-strategic oil and gas properties to meet such obligations.

   In addition to its basic oil and gas producing activities, during 1996, the Company acquired a license from Amoco Corporation to utilize their patented short radius curve drilling technology. The patent was originally issued in 1993. The Company paid $40,000 for the license and will pay a scheduled royalty for its use in the future. The Company plans to use the technology to develop reserves currently owned by the Company. In addition, in the future the Company intends to provide the technology to other operators through a wholly owned subsidiary, Lateral Completion Technologies, Inc. ("LCT"), and develop reserves for other operators in return for working and net revenue interests in those reserves. The Company is currently pursuing financing alternatives to provide the funds needed to fund the capital expenditures and initial operating costs of LCT. These alternatives include a private placement of debt or equity or a combination thereof.

   ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

   PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Company owned partnerships, Pan Western 1993-A Production Program, Ltd. and Pan Western 1993-C Production Program, Ltd. The Company acquired the majority interest in these partnerships effective April 1, 1995 and the remaining partnership interests were acquired effective June 1, 1996. In 1996, the Company formed Lateral Completion Technologies, Inc. ("LCT"), a wholly owned subsidiary. LCT did not have any activities in 1997 and 1996. All material intercompany transactions and balances are eliminated in consolidation.

   INVESTMENTS IN AFFILIATED PARTNERSHIPS - Investments in affiliated oil and gas partnerships in which the Company owns less than a majority interest are accounted for using the equity method, with amounts stated at original cost, adjusted for the Company's share of undistributed earnings or losses. The equity method was suspended in 1989 as the Company's share of losses exceeded the carrying value of its investments at that time.

   OIL AND GAS PROPERTIES - The Company follows the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

   Capitalized costs of producing oil and gas properties are depreciated and depleted by the unit-of-production method on a property-by-property basis. Support equipment is depreciated over its estimated useful life.

   On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

   OTHER PROPERTY AND EQUIPMENT - Other property and equipment is stated at cost and is depreciated using accelerated methods over the estimated useful lives of the respective assets which range from 5 to 27.5 years.

   OTHER ASSETS - Other assets consists primarily of a license for drilling technology and loan origination fees which are amortized over 14 and 5 years, respectively.

   OPERATING INCOME - Operating income represents income earned by the Company as operator of oil and gas properties and as general partner for certain limited partnerships. Operating income consists primarily of administrative overhead fees, field supervision charges and compressor charges.

   INCOME TAXES - The Company recognizes deferred tax liabilities and assets for the tax effects of (a) temporary differences between tax bases and financial reporting bases of assets and liabilities, and (b) operating loss and tax credit carryforwards. The Company records a valuation allowance for the amount of net deferred tax assets when, in management's opinion, it is more likely than not that such assets will not be realized.

   LONG-LIVED ASSET IMPAIRMENT - The Company reviews the carrying value of long-lived assets and certain identifiable intangibles to be held and used by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment reserve is provided if the carrying amount cannot be recovered through future cash flows generated by the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

   STOCK-BASED COMPENSATION - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 establishes a fair value method and disclosure standards for stock-based employee compensation arrangements, such as stock purchase plans and stock options. It also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, requiring that such transactions be accounted for based on fair value. As allowed by SFAS 123, the Company will continue to follow the provisions of Accounting Principles Board Opinion No. 25 for its stock-based employee compensation arrangements.

   FAIR VALUE OF FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" requires disclosure regarding the fair value of financial instruments for which it is practical to estimate that value. For accounts receivable and accounts payable, the carrying amount approximates fair value because of the short maturity of those instruments. The fair value of the Company's long-term debt is estimated to approximate carrying value based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities.

   EARNINGS (LOSS) PER SHARE - The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," in 1997 and has restated earnings per share for all periods presented in accordance with that Statement.

   Basic earnings per common share are computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the year.

   Diluted earnings per common share are computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The weighted average number of common shares is increased by the number of shares issuable on the exercise of warrants and options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options and warrants pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period. Outstanding stock options and warrants have not been included in the 1997 and 1996 computations since their effect on diluted loss per share is antidilutive.

   Weighted average common shares outstanding have been retroactively adjusted for the four-for-one stock split effected in the form of a stock dividend declared by the Company on February 18, 1997 (see Note 10).

   RESTRICTED CASH - Restricted cash consists of a certificate of deposit that serves as collateral on a line of credit with a bank and cash in an escrow account that was used to pay off certain loans on January 2, 1998 (see Note
   5).

   RECLASSIFICATION - Certain 1996 amounts have been reclassified to conform with 1997 presentations.

   ACCOUNTING STANDARDS TO BE ADOPTED - Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") was issued in June 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130, effective for fiscal years beginning after December 15, 1997, requires reclassification of financial statements for earlier periods provided for comparative purposes. The Company currently does not expect adoption of this Statement to have a material effect on financial statement presentation.

   Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") was issued in June 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131, effective for fiscal years beginning after December 15, 1997, requires comparative information for previous years to be restated to comply with SFAS 131's reporting requirements. The Company currently does not expect adoption of this Statement to have a material effect on financial statement presentation or related footnote disclosures.

2. PARTNERSHIP AND OIL AND GAS PROPERTY ACQUISITIONS

   In 1995, the Company acquired majority interest in several entities, and in 1996, acquired the remaining interests. These acquisitions were accounted for using the purchase method and the purchase price was allocated to assets acquired, primarily oil and gas properties, and liabilities assumed based on their estimated fair values. The results of operations of the interests acquired have been included in the Company's consolidated financial statements subsequent to the dates of acquisition and were not material to 1996 operating results.

3. INVESTMENTS IN AFFILIATED PARTNERSHIPS

   The Company is general partner in Pan Western 1986 Drilling Program, Ltd. ("1986 Program") and Pan Western 1987 Production Program, Ltd. ("1987 Program"), whose purpose is the acquisition, drilling, development, production, marketing, and operation of oil and gas leases. As general partner, the Company is entitled to 18.57% and 15% of the current earnings or losses for the 1986 and 1987 Programs, respectively, and is also entitled to a "back-in" interest upon payout.

   Summary financial information for these partnerships as of and for the years ended December 31, 1997 and 1996 follows:


                                                                                1997            1996

Total assets                                                                  $66,111         $54,045
                                                                              =======         =======

Total liabilities                                                             $ 9,409         $ 7,920

Partners' capital                                                              56,702          46,125
                                                                              -------         -------

       Total liabilities and partners' capital                                $66,111         $54,045
                                                                              =======         =======

Revenue                                                                       $19,082         $28,126
                                                                              =======         =======

Net income (loss)                                                             $13,373         $(2,603)
                                                                              =======         =======

   During 1989, the Company's share of losses exceeded the carrying value of its investment in the 1986 and 1987 Programs, and the equity method of accounting was discontinued with no additional losses recorded by the Company. However, during 1995, the total partners' capital of the 1986 Program became a deficit. Accordingly, as general partner, the Company recorded additional losses under the equity method to the extent of the 1986 Programs' capital deficit. During 1996, the total partners' capital of the 1986 Program became positive, and the additional losses previously recorded by the Company were reversed. The Company's share of unrecorded losses for the 1986 and 1987 Programs was approximately $29,414 and $31,255 at December 31, 1997 and 1996, respectively.

4. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following:


                                                                                 1997                 1996
Proved oil and gas properties:
  Leasehold costs                                                            $1,977,688           $2,371,625
  Intangible drilling costs                                                      12,554               19,769
  Lease and well equipment                                                      965,441            1,082,969
                                                                             ----------           ----------
                                                                              2,955,683            3,474,363
                                                                             ----------           ----------

Other property and equipment:
  Land and building                                                             269,425              269,025
  Office furniture, fixtures and equipment                                       87,695               84,608
  Automobiles                                                                    21,299               21,299
                                                                             ----------           ----------
                                                                                378,419              374,932
                                                                             ----------           ----------
                                                                              3,334,102            3,849,295

Less:  accumulated depreciation, depletion and amortization                     974,668              918,439
                                                                             ----------           ----------

Net capitalized costs                                                        $2,359,434           $2,930,856
                                                                             ==========           ==========

   Costs incurred in oil and gas property acquisitions and development activities are as follows:


                                                                                1997             1996
Property acquisitions                                                        $    500        $  222,000
Development costs                                                               5,900           393,000
                                                                             --------        ----------

Total costs incurred                                                         $  6,400        $  615,000
                                                                             ========        ==========

   Property acquisition costs in 1996 include approximately $59,000 representing amounts assigned to properties acquired through the partnership transactions described in Note 2.

5. LONG-TERM OBLIGATIONS

   On December 31, 1997, the Company negotiated a $1,587,928 loan with SpiritBank, N.A. ("Spirit") for the purpose of consolidating debt owed to Spirit and various other banks. The majority of the proceeds, $1,344,381, were used on December 31, 1997, to refinance existing loans with Spirit. The remaining proceeds of $234,547 were held in escrow and on January 2, 1998, were used to pay the remaining principal and accrued interest on loans with various other banks. This amount is included in restricted cash at December 31, 1997. The note agreement prohibits the Company from incurring additional debt without Spirit's approval.

   Long-term debt consists of the following:


                                                                                        1997             1996
10% note payable to bank due in monthly installments of interest only through
 July 1998, monthly installments of $33,842, including interest during the period August 1998 through December 2002, with the balance of approximately
 $224,000 due at maturity, secured by oil and gas  properties                       $1,587,928     $       -

10% unsecured note payable to individual with principal due in
 April 1998, with interest paid monthly                                                300,000             -

9.50% note payable to bank due in monthly installments of $2,261, including interest, through March 2001, with the balance of approx-
 imately $175,000 due at maturity, secured by real estate mortgage                     204,288         210,969

8.28% note payable to bank with principal and interest due on
 October 28, 1998, secured by a certificate of deposit                                 101,100             -

10.25% at December 31, 1997 and 10.00% at December 31, 1996 note payable to bank due in monthly installments of $2,083 plus interest through June 2000, secured by oil and gas properties, prepaid
 January 1998                                                                           64,589          87,502

9.75% note payable to bank due in monthly installments of $4,397, including interest, through December 1998, with the balance of approximately $9,000 due at maturity, secured by oil and gas
 properties, prepaid January 1998                                                       52,847          99,252

9.75% note payable to bank due in monthly installments of $3,302, including interest, through December 1998, with a balance of approximately $17,000 due at maturity, secured by oil and gas
  properties, prepaid January 1998                                                      48,161          83,535

9.50% note payable to bank due in monthly installments of $3,288, including interest, through December 1998, with the balance of approx-imately $6,000 due
 at maturity, secured by oil and gas properties, prepaid January 1998                   38,073          74,302


10% unsecured note payable to bank with principal due in June 2001,
 with interest paid monthly, prepaid in January 1998                                    22,396          25,000

8.60% note payable to bank due in monthly installments of $439,
 including interest, through December 2000, secured by equipment                        13,895          18,067

10% note payable to bank due in monthly installments of $21,447, including interest, through December 1997, with the balance of approx-imately $682,000
 due at maturity, secured by oil and gas properties, refinanced December 1997              -           843,914

                                                                                1997                   1996

10% $500,000 line-of-credit payable to bank due in monthly
 installments of interest only through March 1997, at which
 time the outstanding principal will convert to a five-year
 term loan, secured by oil and gas leases and certificate of
 deposit held at bank, refinanced December 1997                                   -                   349,713


10% note payable to bank due in monthly installments of $9,702, including interest, through December 1999, with the balance of principal and remaining accrued interest due at maturity, secured
 by oil and gas properties, refinanced December 1997                              -                   300,000

10% note payable to bank due in monthly installments of $3,233, including interest, through January 2001, with any remaining
 principal due at maturity, secured by oil and gas properties                     -                   129,774

10% note payable to bank due in monthly installments of $9,201, including interest, through November 1997, secured by oil and
 gas properties                                                                   -                   101,237

10% note payable to bank due in monthly installments of $2,297, including interest, through November 1998, with any remaining principal due at maturity, secured by oil and gas property
 mortgages, prepaid in January 1997                                               -                    51,445

10% note payable to bank due in monthly installments of $1,229, including interest, through October 1997, with any remaining
 principal due at maturity, secured by equipment                                  -                    12,862

Capital lease obligations                                                       5,915                  23,562
                                                                           ----------              ----------

           Total obligations                                                2,439,192               2,411,134

Less current portion                                                          769,564               1,338,665
                                                                           ----------              ----------

                                                                           $1,669,628              $1,072,469
                                                                           ==========              ==========


   Substantially all of the Company's debt is guaranteed by the Company's president and major stockholder. The aggregate maturities of long-term debt as of December 31, 1997 are as follows: 1998 - $769,564, 1999 - $287,027,
   2000 - $315,072, 2001 - $508,489, and 2002 - $559,040.

6. INCOME TAXES

   Deferred tax assets and liabilities at December 31, 1997 and 1996 are composed of the following:

                                                        1997         1996

    Deferred tax asset -
     Net operating loss caryforward                  $ 512,830    $ 242,277
     Less: Valuation allowance                        (500,536)    (229,247)
                                                     ---------    ---------
                                                        12,294       13,030
                                                     ---------    ---------

    Deferred tax liability -
     Partnersip investments basis differences           12,294       13,030
                                                     ---------    ---------
    Net deferred taxes                               $     -      $     -
                                                     =========    =========


   At December 31, 1997, the Company had net operating loss carryforwards of approximately $1,282,000 which will expire during the years 2009 through 2012.

   The Company's income tax provision for the years ended December 31, 1997 and 1996 differs from the amount computed by applying the statutory federal income tax rate for the following reasons:
                                                        1997          1996

    Tax provision at the federal statutory rate      $(224,116)   $ (85,831)
    State income tax benefit                           (39,550)     (15,147)
    Change in valuation allowance                      271,289       63,531
    Nondeductible expenses                               6,004       10,297
    Graduated federal income tax rates                     -          4,128
    Other                                              (13,627)      23,022
                                                     ---------    ---------

                                                     $     -      $     -
                                                     =========    =========
7. RELATED PARTIES

   In 1995, the Company began paying a fee to the Company president based on the terms of a "Guaranty Fee Agreement". Under the agreement he receives an annual fee for guaranteeing the Company debt equal to the greater of $15,000 or 3% of the guaranteed debt. During 1997 and 1996, this fee was approximately $64,000 and $76,000, respectively.

   The Company incurs fees for accounting and consulting services provided by a firm in which a board member of the Company is a partner. Such amounts incurred during 1997 and 1996 were $11,359 and $39,943, respectively. During 1996, the Company issued 35,700 shares of its common stock to this firm for services rendered. The value assigned to this stock, $49,980, was based on billings received from the firm. The Company also incurs fees for business advisory services to a firm affiliated with this board member. Such amounts incurred were $37,424 in 1997.

   Pursuant to an agreement signed in February 1996, a director of the Company will provide evaluation and reservoir engineering services to the Company in exchange for an amount equal to a percentage of the net revenue interest of a certain well less a percentage of the lease operating expenses attributable to the same well. The Company did not utilize the engineering services during 1996 or 1997 and no amounts were expensed under this agreement. However, a company affiliated with this director provides well operation services to the Company. Such amounts incurred in 1997 and 1996 were $9,237 and $22,087, respectively.

8. STOCK OPTION PLANS

   The Company established the Pan Western Energy Corporation 1992 Directors Stock Option Plan (the "Directors Plan") under which non-employee directors of the Company may be granted options to purchase shares of common stock.
   The plan provides that the option price shall be the fair value of the common stock at the date granted and that options are exercisable for 10 years and 30 days from date granted. At December 31, 1997 and 1996, options covering 85,000 and 135,000 shares were available for grant and options covering 65,000 and 15,000 shares were exercisable, respectively. Of the outstanding options, 15,000 were granted in July 1993 at $1.30 per share and 50,000 were granted in January 1997 at $1.40 per share.

   The 1992 Employee Stock Option Plan (the "Employee Plan") has also been adopted by the Company's board of directors and approved by the shareholders. There are 100,000 options available for grant under this Plan and no options have been granted under the Plan.

   Outstanding options granted under both the Directors and Employee Stock Option Plans are terminated if the option holder ceases to be an employee or director of the Company.

   In July 1993, the board of directors approved the grant of options to the Company's president to acquire 7,500 shares of common stock at $1.30 per share (the estimated fair value at the date granted). These options are exercisable at any time up to ten years from date of grant. On January 21, 1997, the board of directors approved the grant of options to certain executive officers to acquire 570,000 shares of the Company's common stock at $1.40 per share (the estimated fair value at the date granted). These options vest at 40% on date of grant; 30% one year from date of grant; and the remaining 30% two years from date of grant. These options were not granted pursuant to the existing Employee Plan.

   A summary of the status of the Company's stock option plans as well as the options granted outside the existing plans as of December 31, 1997 and December 31, 1996 and changes during the years then ended is presented below:

                                                       1997                   1996
                                               --------------------   ---------------------
                                                          WEIGHTED                 WEIGHTED
                                                          AVERAGE                  AVERAGE
                                                          EXERCISE                 EXERCISE
                                                 SHARES    PRICE        SHARES      PRICE

Outstanding at Beginning of Year                  22,500  $   1.30       37,500   $   1.30

Granted                                          620,000      1.40          -          -

Exercised/Canceled                                   -         -        (15,000)      1.30
                                                --------  --------     --------   --------

Outstanding at End of Year                       642,500  $   1.40       22,500   $   1.30
                                                ========  ========     ========   ========

   The following table summarizes information about stock options outstanding at December 31, 1997:

                                         NUMBER
       RANGE OF                       OUTSTANDING                           WEIGHTED
       EXERCISE                     AT DECEMBER 31,                     AVERAGE REMAINING         WEIGHTED AVERAGE
        PRICES                            1997                       CONTRACTUAL LIFE (YEARS)      EXERCISE PRICE
        ------                      ---------------                  -----------------------      ----------------
      $   1.30                            22,500                                5                     $   1.30
      $   1.40                           620,000                                9                     $   1.40

   At December 31, 1997, 300,500 of the options outstanding are exercisable.

   The Company applies Accounting Principles Board Opinion No. 25 in accounting for the stock options. Accordingly, no compensation cost has been recognized. Had compensation cost been determined based on the fair value at the grant dates for awards consistent with the method described in SFAS No. 123, the Company's net loss and loss per share for the year ended December 31, 1997 would have been increased to the pro forma amounts indicated below:

      Net loss - as reported                                        $ (659,165)
                                                                    ==========
      Net loss - pro forma                                          $ (779,331)
                                                                    ==========
      Loss per share - as reported                                  $    (0.20)
                                                                    ==========
      Loss per share - pro forma                                    $    (0.24)
                                                                    ==========


   The fair value of options granted during the year ended December 31, 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield, expected lives of six years, and risk free interest rate of 6.25%.
   Volatility was not considered since the Company's common stock has been publicly traded for only a short period of time during which time the Company has been unsuccessful in developing a market for the stock and trading volumes are minimal. The estimated fair value of options granted during 1997 was $0.43 per share.

9. STOCK PURCHASE WARRANTS

   In March 1996, Pangloss International, S.A. ("Pangloss") acquired 87,500 shares of the Company's common stock for $1.20 per share, and concurrently was granted warrants to purchase 125,000 shares at $1.60 per share. Pangloss was granted additional warrants in July 1996 to purchase 100,000 shares of the Company's common stock at $1.20 per share. These warrants were issued in connection with a $105,000 loan from Pangloss that was repaid in December 1996.

   All of the warrants issued to Pangloss are exercisable at any time prior to April 15, 2001.

10. STOCKHOLDERS' EQUITY

   On June 20, 1996, the Company's stockholders approved amendments to the Certificate of Incorporation to increase the Company's authorized common stock to 25,000,000 shares, and to establish a class of preferred stock. The board of directors was authorized to fix the rights and terms applicable to the preferred stock prior to issuance.

    On February 18, 1997, the board of directors approved a four-for-one stock split effected in the form of a stock dividend. The record date for the dividend was April 1, 1997. Common shares, per share data, and stockholders' equity amounts in the accompanying consolidated financial statements and footnotes (unless otherwise indicated) have been retroactively adjusted to reflect this stock split.

    During 1997 the Company sold 75,000 shares of common stock at $2 per share through an offering pursuant to Regulation D and Rule 504 of the Securities Act of 1933. Purchases of common stock under this offering were limited to 100 shares per individual. The Company's sole purpose for this offering was to increase the shareholder base to at least 300 in order to meet one of the requirements imposed by NASDAQ to qualify for trading on the NASDAQ Small Cap Market. The Company has not yet met all of such requirements.

    In addition, 25,845 shares of the Company's common stock were issued during 1997 in connection with preemptive rights of existing shareholders for shares sold by the Company under the offering described above prior to March 21, 1997. The shares were issued at a price per share ranging from $0.33 to $1.40. The Certificate of Incorporation of the Company was amended and restated on March 21, 1997 and provisions providing for shareholder preemptive rights were eliminated.

    During 1997 the Company issued 33,000 shares, of its common stock to an individual in connection with a $300,000 loan from that individual. The shares were valued at $2 per share which was the estimated fair value at the date of issuance and $66,000 was expensed as a loan fee.

11. COMMITMENTS AND CONTINGENCIES

    The Company has executed employment agreements with certain executive officers which expire on the later of specified dates in the year 2000 or the date to which the agreement has been extended; or, in the case of the Company's president, as long as the president guarantees the Company's debt. Under the terms of these agreements, the executives will receive annual salaries aggregating $238,000. In addition, the Company's president will receive incentive compensation equal to 10% of the Company's annual pre-tax income in excess of $150,000. The other executive officers will share in a bonus pool equal to 10% of the Company's net income in excess of $100,000. In the event of the executives' termination without just cause, as defined in the agreements, the Company must pay them these amounts for the remaining term of the agreements.

12. SIGNIFICANT CUSTOMERS

    There were four purchasers in 1997 which represented approximately 18%, 17%, 14% and 11% of the Company's total revenues. There were four purchasers in 1996 which represented approximately 18%, 16%, 15% and 11% of the Company's total revenues.

13. SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

    The following information summarizes the Company's net proved reserves of oil and gas and the present values thereof for the years ended December 31, 1997 and 1996. The information presented for 1997 and 1996 is based upon estimates prepared by Williamson Petroleum Consultants, Inc. and Sycamore Resources, LLC, respectively, who were engaged to perform evaluations of the present value of estimated future net cash flows before income tax (discounted at 10%). The information was prepared in accordance with Statement of Financial Accounting Standards No. 69.

   Prices of crude oil, condensate, and gas were those prices in effect at December 31, 1997 and 1996. Estimated future production costs, which include lease operating costs and severance taxes (estimated assuming existing economic conditions will continue over the lives of the individual leases, with no adjustment for inflation), have been deducted in arriving at the estimated future net revenues. The present value amounts should not necessarily be equated with fair market value of the Company's oil and gas reserves. All reserves are located in the United States.

   The reliability of any reserve estimate is a function of the quality of available information and of engineering interpretation and judgment. These reserves should be accepted with the understanding that subsequent drilling activities or additional information might require their revision.

   The following schedules present certain data pertaining to the Company's proved reserves at December 31, 1997 and 1996:

   Estimated quantities of proved reserves:

                                               1997                       1996
                                     ------------------------   -------------------------
                                        OIL           GAS          OIL            GAS
                                        BBLS          MCF          BBLS           MCF
Proved reserves:
  Beginning of year                  2,278,684     7,310,081     1,326,175     5,275,379
  Sales and transfers of minerals
   in place                            (81,388)      (19,773)         --            --
  Revisions of previous estimates     (803,041)     (790,636)      580,861     1,590,876
  Purchases of minerals in place           504         2,534       428,519       706,949
  Production                           (45,136)     (250,409)      (56,871)     (263,123)
                                    ----------    ----------    ----------    ----------

End of year                          1,349,623     6,251,797     2,278,684     7,310,081
                                    ==========    ==========    ==========    ==========

Proved developed reserves,
  end of year                          818,644     4,101,265     1,254,903     3,914,395
                                    ==========    ==========    ==========    ==========

   Standardized measure of estimated discounted future net cash flows relating to proved oil and gas reserves:

                                                                      1997            1996
Future cash inflows                                              $ 31,807,602    $ 73,051,172
Future development costs                                           (1,984,575)     (3,958,105)
Future production costs                                            (9,551,242)    (12,031,762)
                                                                 ------------    ------------
Future net cash flows, before income taxes                         20,271,785      57,061,305
Future income taxes                                                (6,822,827)    (21,144,475)
                                                                 ------------    ------------
Future net cash flows, after income taxes                          13,448,958      35,916,830
10% annual discount for estimated timing of cash flows             (7,760,176)    (13,064,500)
                                                                 ------------    ------------

Standardized measure of estimated discounted future
 net cash flows                                                  $  5,688,782    $ 22,852,330
                                                                 ============    ============

Estimated discounted future net cash flows before income taxes   $  8,574,733    $ 36,305,648
                                                                 ============    ============


   Changes in the standardized measure of estimated discounted future net cash flows from proved oil and gas reserves:


                                                    1997             1996
Standardized measure, beginning of period       $ 22,852,330    $  8,610,996
Sales of production, net of production costs        (764,965)       (949,762)
Net changes in prices and production costs       (17,652,950)      9,162,113
Purchases and sales of minerals in place, net       (543,434)      5,119,345
Changes in estimated future development costs      1,973,530      (2,268,685)
Revisions of previous quantity estimates          (5,044,789)      8,870,097
Accretion of discount                              3,630,565       1,308,203
Net changes in income taxes                       10,567,326      (8,982,284)
Timing and other                                  (9,328,831)      1,982,307
                                                ------------    ------------

                                                $  5,688,782    $ 22,852,330
                                                ============    ============

                                  * * * * * *