Form 10QSB
period 1998-03-31
PAN WESTERN ENERGY CORP
filed 1998-05-14
CIK 1035168

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)

    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---------  SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 199

             OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE --------- SECURITIES EXCHANGE ACT OF 1934


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

                         Yes    X      No
                            ---------    ---------


As of May 13, 1998, 3,367,405 shares of the Registrants Common Stock, $0.01 par value, were outstanding.

                               TABLE OF CONTENTS


Part I.    Financial Information.
-------

     Item 1.
     -------

             Consolidated Balance Sheets (Unaudited) as of March 31, 1998 and as of December 31, 1997.

             Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 1998 and March 31, 1997.

             Consolidated Statement of Changes in Stockholders' Equity (Unaudited) for the three months ended March 31, 1998.

             Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 1998 and March 31, 1997.

             Notes to Unaudited Consolidated Financial Statements for the three months ended March 31, 1998 and March 31, 1997.

     Item 2.
     -------

             Management's Discussion and Analysis of Financial Condition and Results of Operations.


Part II.   Other Information.
--------

                          ITEM 1. FINANCIAL STATEMENTS

                         PAN WESTERN ENERGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                           March 31,      December 31,
                                                             1998             1997
                                                           Unaudited        Audited
                                                          ------------    ------------
ASSETS
------

Current Assets:
 Cash                                                           51,022          14,686
 Restricted cash                                               111,003         344,147
 Receivables:
  Trade, net of allowance of $11,080                           162,027         178,313
  Due from stockholder                                               0           4,252
  Due from affiliated partnerships                               1,187           1,187
  Prepaid expenses                                              25,327          20,350

                                                          ------------    ------------
Total current assets                                           350,566         562,935
                                                          ------------    ------------

Property and Equipment:
 Oil and gas properties (successful efforts method)          2,955,683       2,955,683
 Other property and equipment                                  378,419         378,419
                                                          ------------    ------------
                                                             3,334,102       3,334,102
 Less accumulated depreciation and depletion                 1,038,791         974,668
                                                          ------------    ------------
Net property and equipment                                   2,295,311       2,359,434
                                                          ------------    ------------
Other assets                                                    60,769          64,912
                                                          ------------    ------------

Total Assets                                                 2,706,646       2,987,281
                                                          ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
 Accounts payable                                              333,699         247,815
 Undistributed oil and gas revenues                            178,125         153,990
 Due to affiliated partnerships                                  7,540           7,540
 Accrued liabilities                                            20,688          15,688
 Current portion of long term debt                             586,952         769,564

                                                          ------------    ------------
Total current liabilities                                    1,127,003       1,194,597

Long-term debt                                               1,600,249       1,669,628

                                                          ------------    ------------
Total liabilities                                            2,727,253       2,864,225
                                                          ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock ($.05 par value; authorized 25,000,000
 shares; no shares issued or outstanding)                            0               0
 Common stock ($.01 par value; authorized 25,000,000
 shares; issued 4,448,655 shares)                               44,487          44,487
 Additional paid in capital                                  1,837,253       1,837,253
Accumulated deficit                                         (1,683,365)     (1,539,702)
Treasury stock (1,081,250 shares)                             (218,982)       (218,982)

                                                          ------------    ------------
Total stockholders' equity                                     (20,607)        123,056
                                                          ------------    ------------

Total Liabilities and Stockholders' Equity                   2,706,646       2,987,281
                                                          ============    ============



          See accompanying notes to consolidated financial statements.

                         PAN WESTERN ENERGY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                            Three Months      Three Months
                                                Ended             Ended
                                            March 31, 1998    March 31, 1997
                                            --------------    --------------
REVENUE:
 Oil and gas sales                                 278,722           416,442
 Operating income                                   18,737            22,346
                                            --------------    --------------
                                                   297,459           438,788
                                            --------------    --------------

OPERATING EXPENSES:
 Lease operating                                   115,651           178,006
 Salaries and wages                                 90,671            93,968
 Depreciation, depletion and amortization           64,829            78,482
 General and administrative                        109,751           117,188
                                            --------------    --------------
                                                   380,902           467,644
                                            --------------    --------------

OPERATING INCOME (LOSS)                            (83,444)          (28,856)
                                            --------------    --------------

OTHER INCOME (EXPENSE):
 Loss from rental operations, net                   (3,745)           (4,361)
 (Loss) gain on sale of assets, net                    845            43,603
 Interest income                                     1,494             1,397
 Interest expense                                  (58,813)          (51,476)
                                            --------------    --------------
                                                   (60,219)          (10,837)
                                            --------------    --------------

INCOME (LOSS) BEFORE INCOME TAXES                 (143,663)          (39,693)

 Income taxes                                            0                 0
                                            --------------    --------------

NET INCOME (LOSS)                                 (143,663)          (39,693)
                                            ==============    ==============

NET INCOME (LOSS) PER SHARE                          (0.04)            (0.01)
                                            ==============    ==============

Weighted average common shares                   3,367,405         3,233,560
                                            ==============    ==============




          See accompanying notes to consolidated financial statements.

                         PAN WESTERN ENERGY CORPORATION

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                    FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                   (UNAUDITED)

                                                          Additional                     Total
                                  Common      Paid-In     Accumulated     Treasury    Stockholders'
                                  Stock       Capital       Deficit         Stock        Equity
                              ---------------------------------------------------------------------
Balances, December 31, 1997       44,487     1,837,253    (1,539,702)     (218,982)      123,056

Net Income (loss)                                           (143,663)                   (143,663)
                              ---------------------------------------------------------------------

Balances, March 31, 1998          44,487     1,837,253    (1,683,365)     (218,982)      (20,607)
                              =====================================================================




          See accompanying notes to consolidated financial statements.

                         PAN WESTERN ENERGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                              Three Months    Three Months
                                                                 Ended           Ended
                                                                March 31,       March 31,
                                                                  1998            1997
                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                (143,663)        (39,693)
 Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation, depletion and amortization                          64,829          78,482
  (Gain) loss on sale of assets, net                                  (845)        (43,603)
  (Increase) decrease in receivables                                20,538         102,867
  (Increase) decrease in prepaid expenses                           (6,267)              0
  (Increase) decrease in other assets                                3,081             947
  Increase (decrease) in accounts payable                           85,884         (80,709)
  Increase (decrease) in accrued liabilities                         5,000          (5,471)
  Increase (decrease) in undistributed oil and gas revenues         24,137          (9,566)
                                                              ------------    ------------
Net cash provided by (used in) operating activities                 52,694           3,254
                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                    0          (7,623)
 Purchase of certificate of deposit                                      0          (1,342)
 Proceeds from the disposal of oil and gas properties                1,056         120,000
                                                              ------------    ------------
Net cash used in investing activities                                1,056         111,035
                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from long-term debt                                            0             364
 Repayment of long-term debt                                      (251,991)       (185,245)
 Decrease (increase) in restricted cash                            234,577
                                                              ------------    ------------
Net cash provided by financing activities                          (17,414)       (184,881)
                                                              ------------    ------------

NET INCREASE  (DECREASE) IN CASH                                    36,336         (70,591)

CASH, BEGINNING OF PERIOD                                           14,686         232,699
                                                              ------------    ------------

CASH, END OF PERIOD                                                 51,022         162,108
                                                              ============    ============


SUPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                                      42,033          51,476
                                                              ============    ============

 Income taxes paid                                                       0               0
                                                              ============    ============


          See accompanying notes to consolidated financial statements.

                         PAN WESTERN ENERGY CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the years ended December 31, 1997 and 1996. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

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

(3) Sale of Common Stock. The Company completed a private placement of 15,000 shares of its common stock at $10 per share (75,000 shares at $2 per share after giving effect to the stock split discussed in note 2) pursuant to Regulation D under the Securities Act of 1933 in April, 1997.

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

     On September 1, 1997, the Company issued 33,000 shares of its Common Stock to an individual as additional consideration for executing a promissory note with the Company in the amount of $300,000. The note bears interest at 10 % per annum and matures on April 30, 1998. The note is secured by a second mortgage on the Company's oil and gas properties located in Coal County, Oklahoma. The Company currently anticipates that the maturity of this note will be extended until June 30, 1998.

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

(5) Earnings per common share. Net earnings per common share for the periods presented has been computed based upon the weighted average number of shares outstanding of 3,367,405 and 3,233,560 for the three months ended March 31, 1998 and 1997 respectively.

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 128 ("SFAS No. 128, Earnings Per Share") which is effective for annual and interim periods ending after December 15, 1997.

     The Company has adopted SFAS No. 128 and has restated earnings per share for all periods presented in accordance with that statement. Outstanding stock options and warrants have not been included in the calculation for the periods ended March 31, 1998 and March 31, 1997 since their effect on diluted loss per share is antidilutive.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS.

DISPOSITION OF OIL AND GAS PROPERTIES.

     The Company closed the sale of its oil and gas properties located in the state of Kansas effective February 1, 1997. This sale included 7 gross (5.6 net) wells which had daily gross production of 20.5 (12.9 net) barrels of oil per day. Total proved developed oil reserves for these properties at December 31, 1996 were 33,010 barrels of oil. The sales price received by the Company was $120,000 which resulted in a gain on sale of approximately $44,000 in the quarter ended March 31, 1997.

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

                                  Three Months Ended March 31
                                 -----------------------------
                                       1998           1997
                                 --------------  -------------
Average price:
   Oil (per Bbl)                     $   15.95      $   22.13
   Gas (per Mcf)                     $    1.89      $    2.28

Production:
   Oil (Bbl)                            10,353         12,434
   Gas (Mcf)                            60,040         61,428

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997.

     The net loss of the Company increased by $103,970 from a loss of $39,693 experienced for the first quarter ended March 31, 1997 to a loss of $143,663 for the first quarter ended March 31, 1998. The increased loss experienced is due primarily to the net effect of a decline in the Company's oil and gas production and a reduction in the average prices received for this production coupled with a decrease of $62,355 in lease operating expenses and smaller declines in salaries and wages, depreciation, depletion and amortization expense, and general and administrative expenses.

     Oil and gas sales were $278,722 for the first quarter ended March 31, 1998 as compared to $416,442 for the first quarter ended March 31, 1997. This represents a decrease of $137,720 which is due primarily to lower prices, on a lesser amount of production, received by the Company for its oil and gas production during the first quarter ended March 31, 1998. Oil production for the first quarter of 1998 experienced a decline of 17% as compared to the first quarter of 1997 and the average price received by the Company for its oil production declined from $22.13 during the first quarter of 1997 to $15.95 received during the first quarter of 1998. The decrease in oil production was primarily a result of the sale of the Company's Kansas properties as described above, the inability of the Company to continue its normal operations maintenance program due to cash flow constraints, and the natural production decline expected by the Company on its existing properties. Gas production for the first quarter of 1998 experienced a 2% decline when compared to the first quarter of 1997. This decline is a result of the natural production decline experienced on all wells. The average price received by the Company declined to $1.89 during the first quarter of 1998 as compared to $2.28 during the first quarter of 1997.

     Operating income declined by $3,609 during the three months ended March 31, 1998 to $18,737 as compared to $22,346 experienced during the three months ended March 31, 1997. This decrease is primarily attributable to overhead expenses being charged to a reduced number of wells.

     Lease operating expenses, including production taxes, for the three months ended March 31, 1998 declined $62,355 to $115,651 from $178,006 experienced during the period ended March 31, 1997. Production taxes declined by $11,917 from $30,324 experienced during the quarter ended March 31, 1997 to $18,407 experienced during the quarter ended March 31, 1998. This decline is attributable to the lower taxable value of the Company's production during the first quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997. Other lease operating expense declined by $50,438 from $147,682 during the first quarter ended March 31, 1997 to 97,244 experienced during the first quarter ended March 31, 1998. This decline is primarily attributable to reduced field maintenance operations being conducted because of cash flow constraints during the first quarter ended March 31, 1998.

     Depreciation, depletion and amortization declined to $64,829 for the three month period ended March 31, 1998 as compared to $78,482 during the three month period ended March 31,

1997. This decline is due primarily to the lower production levels for oil and gas experienced during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997.

     General and administrative expenses decreased by $7,437 from $117,188 during the quarter ended March 31, 1997 to $109,751 during the quarter ended March 31, 1998. The decline in these expenses was due primarily to a reduction in legal expense of $11,024 and a decrease in travel and entertainment expenses of $6,870. These declines are partially offset by an increase of $12,462 in other professional services expenses incurred during the first quarter of 1998. The professional services were a result of increased outside reservoir engineering fees associated with both the year end engineering report and some additional reports prepared on potenti al property acquisitions.

     Other income (expense) increased from an expense of $10,837 experienced during the quarter ended March 31, 1997 to an expense of $60,219 during the quarter ended March 31, 1998. Major changes in items included in other income and expense were as follows. Interest expense for the quarter ended March 31, 1998 amounted to $58,813 as compared to $51,476 for the quarter ended March 31, 1997. (Loss) gain on sale of assets for the quarter ended March 31, 1998 amounted to a gain of $845 as compared to a gain on sale of assets of $43,603 experienced during the first quarter ended March 31, 1997.

CAPITAL RESOURCES AND LIQUIDITY.

     The Company's capital requirements relate to the acquisition, development and operation of oil and gas producing properties. In general, since most of the reserves the Company has acquired and intends to acquire are substantially depleted by production, the success of its business strategy is dependent upon a continuous acquisition, development and exploration program. The Company intends to continue its practice of reserve replacement and growth through the acquisition of producing oil and gas properties, although at this time it is unable to predict the number and size of such acquisitions, if any, which will be completed. The Company's ability to finance its oil and gas acquisitions is determined by its cash flow from operations and available sources of debt and equity financing. As of March 31, 1998, the Company had a working capital deficit of $776,437 as compared to a working capital deficit of $631,662 as of December 31, 1997. During the three month period ended March 31, 1998 the Company experienced an increase in cash of $36,336 primarily as a result of an increase in accounts payable and a decrease in accounts receivable and an increase in undistributed oil and gas revenues.

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

     On September 1, 1997, the Company issued 33,000 shares of its Common Stock to an individual as additional consideration for executing a promissory note with the Company in the amount of $300,000. The note bears interest at 10% per annum and matures on April 30, 1998. The note is secured by a second mortgage on the Company's oil and gas properties located in Coal County, Oklahoma. The Company currently anticipates that the maturity of this note will be extended until June 30, 1998.

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

                                    PAN WESTERN ENERGY CORPORATION
                                             (Registrant)


Date: March 13, 1998                /s/ SID L. ANDERSON
                                    ------------------------------
                                    Sid L. Anderson
                                    President and Director
                                    (Principal Executive Officer)


Date: March 13, 1998                /s/ CLAYTON E. WOODRUM
                                    ----------------------
                                    Clayton E. Woodrum
                                    Executive Vice President and Director
                                    (Principal Financial Officer)


Date: March 13, 1998                /s/ VINCENT R. KEMENDO
                                    ------------------------
                                    Vincent R. Kemendo
                                    Vice President - Finance
                                    (Principal Accounting Officer)