Form 10QSB
period 1998-06-30
PAN WESTERN ENERGY CORP
filed 1998-08-12
CIK 1035168

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----
         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

               OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------
         SECURITIES EXCHANGE ACT OF 1934

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

                            Yes  X      No
                               -----      -----


As of August 13, 1998, 3,621,873 shares of the Registrants Common Stock, $0.01 par value, were outstanding.

                               TABLE OF CONTENTS


Part I.    Financial Information.
-------

     Item 1.
     -------

              Consolidated Balance Sheets (Unaudited) as of June 30, 1998 and as of December 31, 1997.

              Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 1998 and June 30, 1997.

              Consolidated Statement of Changes in Stockholders' Equity (Unaudited) for the six months ended June 30, 1998.

              Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 1998 and June 30, 1997.

              Notes to Unaudited Consolidated Financial Statements for the six months ended June 30, 1998 and June 30, 1997.

     Item 2.
     -------

              Management's Discussion and Analysis of Financial Condition and Results of Operations.


Part II.   Other Information.
--------

                          ITEM 1. FINANCIAL STATEMENTS

                         PAN WESTERN ENERGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                       June 30,
                                                                         1998     December 31,
                                                                     (Unaudited)      1997
                                                                     -----------  ------------
ASSETS
------
Current Assets:
 Cash                                                                   11,330        14,686
 Restricted cash                                                       112,454       344,147
 Receivables:
  Trade, net of allowance of $11,080                                   124,753       178,313
  Due from stockholder                                                       0         4,252
  Due from affiliated partnerships                                           0         1,187
  Prepaid expenses                                                      54,614        20,350

                                                                    ----------    ----------
Total current assets                                                   303,151       562,935
                                                                    ----------    ----------

Property and Equipment:
 Oil and gas properties (successful efforts method)                  2,955,534     2,955,683
 Other property and equipment                                          380,883       378,419
                                                                    ----------    ----------
                                                                     3,336,417     3,334,102
 Less accumulated depreciation and depletion                         1,102,915       974,668
                                                                    ----------    ----------
Net property and equipment                                           2,233,502     2,359,434
                                                                    ----------    ----------
Other assets                                                            94,296        64,912
                                                                    ----------    ----------

Total Assets                                                         2,630,949     2,987,281
                                                                    ==========    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
 Accounts payable                                                      359,283       247,815
 Undistributed oil and gas revenues                                    131,157       153,990
 Due to affiliated partnerships                                              0         7,540
 Accrued liabilities                                                    28,409        15,688
 Current portion of long term debt                                     715,486       769,564

                                                                    ----------    ----------
Total current liabilities                                            1,234,335     1,194,597

Long-term debt                                                       1,621,286     1,669,628

                                                                    ----------    ----------
Total liabilities                                                    2,855,621     2,864,225
                                                                    ----------    ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock ($.05 par value; authorized 25,000,000
 shares; no shares issued or outstanding)                                    0             0
 Common stock ($.01 par value; authorized 25,000,000
 shares; issued 6/30/98 - 4,703,123 shares; 12/31/97 - 4,448,655)       47,031        44,487
 Additional paid in capital                                          1,910,785     1,837,253
Accumulated deficit                                                 (1,963,506)   (1,539,702)
Treasury stock (1,081,250 shares of common stock)                     (218,982)     (218,982)

                                                                    ----------    ----------
Total stockholders' equity                                            (224,672)      123,056
                                                                    ----------    ----------

Total Liabilities and Stockholders' Equity                           2,630,949     2,987,281
                                                                    ==========    ==========


     See accompanying notes to unaudited consolidated financial statements.

                         PAN WESTERN ENERGY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                           Three Months Ended June 30,  Six Months Ended June 30,
                                           ---------------------------  -------------------------
                                                1998         1997          1998          1997
                                            ----------    ----------    ----------    ----------
REVENUE:
 Oil and gas sales                             168,886       331,989       447,607       748,431
 Operating income                               24,576        37,683        43,313        60,029
                                            ----------    ----------    ----------    ----------
                                               193,462       369,672       490,921       808,460
                                            ----------    ----------    ----------    ----------

OPERATING EXPENSES:
 Lease operating                                92,837       164,096       208,488       342,102
 Salaries and wages                            108,274        92,400       198,945       186,368
 Depreciation, depletion and amortization       64,829        78,483       129,659       156,965
 General and administrative                    144,911        94,784       254,664       211,972
                                            ----------    ----------    ----------    ----------
                                               410,851       429,763       791,756       897,407
                                            ----------    ----------    ----------    ----------

OPERATING INCOME (LOSS)                       (217,389)      (60,091)     (300,835)      (88,947)
                                            ----------    ----------    ----------    ----------

OTHER INCOME (EXPENSE):
 Loss from rental operations, net               (2,643)       (2,287)       (6,388)       (6,648)
 (Loss) gain on sale of assets, net              2,450           674         3,295        44,277
 Interest income                                 1,513         1,708         3,007         3,105
 Interest expense                              (64,071)      (52,374)     (122,883)     (103,850)
                                            ----------    ----------    ----------    ----------
                                               (62,750)      (52,279)     (122,969)      (63,116)
                                            ----------    ----------    ----------    ----------

INCOME (LOSS) BEFORE INCOME TAXES             (280,139)     (112,370)     (423,804)     (152,063)

 Income taxes                                        0             0             0             0
                                            ----------    ----------    ----------    ----------

NET INCOME (LOSS)                             (280,139)     (112,370)     (423,804)     (152,063)
                                            ==========    ==========    ==========    ==========

NET INCOME (LOSS) PER SHARE                      (0.08)        (0.03)        (0.13)        (0.05)
                                            ==========    ==========    ==========    ==========

Weighted average common shares               3,386,979     3,287,300     3,377,246     3,260,578
                                            ==========    ==========    ==========    ==========


     See accompanying notes to unaudited consolidated financial statements.

                         PAN WESTERN ENERGY CORPORATION

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                   (UNAUDITED)

                                            Additional                                   Total
                                 Common      Paid-In      Accumulated     Treasury    Stockholders'
                                 Stock       Capital        Deficit         Stock        Equity
                                ------------------------------------------------------------------
Balances, December 31, 1997       44,487     1,837,253    (1,539,702)     (218,982)      123,056

Issuance of stock                  2,544        73,532                                    76,076

Net Income (loss)                                           (423,804)                   (423,804)
                                ------------------------------------------------------------------

Balances, June 30, 1998           47,031     1,910,785    (1,963,506)     (218,982)     (224,672)
                                ==================================================================

     See accompanying notes to unaudited consolidated financial statements.

                         PAN WESTERN ENERGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                             Six Months  Six Months
                                                               Ended       Ended
                                                              June 30,    June 30,
                                                                1998        1997
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                            (423,804)   (152,063)
 Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation, depletion and amortization                     167,181     156,965
  Other                                                         20,928
  (Gain) loss on sale of assets, net                            (3,295)    (44,277)
  (Increase) decrease in receivables                            58,999     105,559
  (Increase) decrease in prepaid expenses                      (34,264)          0
  (Increase) decrease in other assets                          (29,384)       (114)
  Increase (decrease) in accounts payable                      103,928    (114,971)
  Increase (decrease) in due to stockholder                          0       4,832
  Increase (decrease) in accrued liabilities                    12,721       1,210
  Increase (decrease) in undistributed oil and gas revenues    (22,833)    (25,700)
                                                              --------    --------
Net cash provided by (used in) operating activities           (149,824)    (68,559)
                                                              --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                            2,465      (9,699)
 Purchase of certificate of deposit                              2,834      (2,719)
 Proceeds from the disposal of oil and gas properties            3,656     127,500
                                                              --------    --------
Net cash used in investing activities                            8,955     115,082
                                                              --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt                                  300,000       2,177
 Repayment of long-term debt                                  (402,420)   (356,176)
 Decrease (increase) in restricted cash                        228,859           0
 Proceeds from sale of common stock                             11,073     161,890
                                                              --------    --------
Net cash provided by financing activities                      137,512    (192,109)
                                                              --------    --------

NET INCREASE  (DECREASE) IN CASH                                (3,356)   (145,586)

CASH, BEGINNING OF PERIOD                                       14,686     232,699
                                                              --------    --------

CASH, END OF PERIOD                                             11,330      87,113
                                                              ========    ========


SUPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                                 100,162      91,119
                                                              ========    ========

 Income taxes paid                                                   0           0
                                                              ========    ========


     See accompanying notes to unaudited consolidated financial statements.

                        PAN WESTERN ENERGY CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the Company's financial statements and notes thereto for the years ended December 31, 1997 and 1996. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

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

     On September 1, 1997, the Company issued 33,000 shares of its Common Stock to an individual as additional consideration for executing a promissory note with the Company in the amount of $300,000. The note bears interest at 10 % per annum and matures on July 3, 1998. The note is secured by a second mortgage on the Company's oil and gas properties located in Coal County, Oklahoma.

     On May 15, 1998, the Company issued 33,000 shares of its Common Stock to an individual as additional consideration for executing a promissory note with the Company in the amount of $300,000. The note bears interest at 10 % per annum and matures on July 3, 1998. The note is secured by a mortgage on the Company's oil and gas properties located in Borden County, Texas.

     On June 23, 1998, the Company issued 221,468 shares of its Common Stock to the President of the Company pursuant to an exercise of options previously granted to him. The Company received cash proceeds in the approximate amount of $11,073 and recorded an additional $15,503 in wage and salary expense in order to reflect the total fair market value of the Common Stock issued.

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

(5) Earnings per common share. Net earnings per common share for the periods presented has been computed based upon the weighted average number of shares outstanding of 3,377,246 and 3,260,578 for the six months ended June 30, 1998 and 1997 respectively and 3,386,979 and 3,287,300 for the three months ended June 30, 1998 and 1997 respectively.

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 128 ("SFAS No. 128, Earnings Per Share") which is effective for annual and interim periods ending after December 15, 1997.

     The Company has adopted SFAS No. 128 and has restated earnings per share for all periods presented in accordance with that statement. Outstanding stock options and warrants have not been included in the calculation for the periods ended June 30, 1998 and June 30, 1997 since their effect on diluted loss per share is antidilutive.

(6) Subsequent Event. On July 1, 1998, the Company entered into a credit facility agreement with an investment banking limited liability partnership. The terms of the $7,420,000 credit facility include a maturity of 4 years from the date of execution and an interest rate tied to the prime rate of Citibank, N.A., New York. The credit facility is secured by a first mortgage on all existing oil and gas properties of the Company. The credit facility consists of a refinancing loan in the amount of $2,320,000 and a development loan broken into two separate tranches. The refinancing loan proceeds are to be used to extinguish the existing debt on the Company's oil and gas properties, to pay the expenses associated with the transaction and to reduce the accounts payable of the Company. Tranche A of the development loan, in the amount of $1,350,000 is to be used for specific development projects on the Company's existing oil and gas properties. Tranche B of the development loan, in the amount of $3,750,000, is to be used to further develop the Company's existing oil and gas properties. However, this amount will not be funded unless certain performance goals have been attained including certain oil and gas production and reserve levels. All borrowing activity under the refinancing loan must take place within sixty days of closing. All borrowing activity under tranche A and tranche B of the development loan must be completed by December 31, 1998 and June 30, 2000, respectively. Under the terms of the credit facility, all proceeds from the sale of oil and gas produced from the properties is to be used to first pay all oil and gas operating expenses, then to fund a general and administrative allowance, and then to be applied to interest and principal. In addition, the Company is required to make minimum quarterly principal reductions until July, 2000 at which time a total minimum principal reduction of $725,000 will have been made. As additional consideration, the Company granted a net profits overriding royalty on all of its production under which payments commence upon maturity or prepayment of all interest and principal. In addition, the Company issued 200,000 warrants exercisable at $2.00 per share until June 30, 2003. On July 3, 1998, the Company borrowed all proceeds available under the refinancing loan and subsequently disbursed the funds accordingly.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS.

DISPOSITION OF OIL AND GAS PROPERTIES.

     The Company closed the sale of all of its oil and gas properties located in the state of Kansas effective February 1, 1997. This sale included 7 gross (5.6 net) wells which had daily gross production of 20.5 (12.9 net) barrels of oil per day. Total proved developed oil reserves for these properties at December 31, 1996 were 33,010 barrels of oil. The sales price received by the Company was $120,000 which resulted in a gain on sale of approximately $44,000 in the six months ended June 30, 1997.

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



                        Three Months Ended          Six Months Ended
                              June 30                   June 30
                              -------                   -------
                         1998       1997            1998        1997
                        -------    -------        --------    --------
Average price:
   Oil (per Bbl)        $ 13.92    $ 19.16        $  15.00    $  20.70
   Gas (per Mcf)        $  1.60    $  1.47        $   1.76    $   1.82

Production:
   Oil (Bbl)              9,236     11,572          19,589      24,026
   Gas (Mcf)             50,645     75,105         110,685     141,429

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997.

     The net loss of the Company increased by $167,769 from a loss of $112,370 experienced for the second quarter ended June 30, 1997 to a loss of $280,139 for the second quarter ended June 30, 1998. The increased loss experienced is due primarily to a decline in the Company's oil production and gas production and the average prices received for oil production coupled with an increase of $15,874 in salaries and wage expenses and an increase of $50,127 in general and administrative expenses.

     Oil and gas sales were $168,886 for the second quarter of 1998 as compared to $331,989 for the second quarter of 1997. This represents a decrease of $163,103 which is due primarily to lower prices, on a lesser amount of production, received by the Company for its oil and gas production during the second quarter ended June 30, 1998. Oil production for the second quarter of 1998 experienced a decline of 20% as compared to the second quarter of 1997 and the average price received by the Company for its oil production declined from $19.16 during the second quarter of 1997 to $13.92 during the second quarter of 1998. The decrease in oil production was primarily a result of the inability of the Company to continue its normal operations maintenance program due to cash flow constraints, and the natural production decline expected by the Company on its existing properties. In addition, one well which produced approximately 15 barrels of oil per day developed a hole in the casing and was shut down. This well is scheduled to be repaired during the third quarter of 1998. Gas production for the second quarter of 1998 experienced a 33% decrease when compared to the second quarter of 1997. However, the production decrease was partially than offset by an increase in the average gas price received which was $1.60 during the second quarter of 1998 as compared to $1.47 for the second quarter of 1997. The decline in gas production was primarily a result of the aforementioned cash flow constraints as well as the natural production decline experienced on all wells.

     Operating income declined by $13,107 during the three months ended June 30, 1998 to $24,576 as compared to $37,683 experienced during the three months ended June 30, 1997. The decrease is primarily attributable to the Company reaching a settlement with one of its creditors on an invoice that had previously been recorded on the books of the Company for a higher amount during the three months ended June 30, 1997. The amount of this debt reduction was approximately $15,700.

     Lease operating expenses, including production taxes, for the three months ended June 30, 1998 decreased $71,259 to $92,837 from $164,096 experienced during the three month period ended June 30, 1997. Production taxes declined by $8,040 from $21,388 experienced during the quarter ended June 30, 1997 to $13,348 experienced during the quarter ended June 30, 1998. This decline is attributable to the lower taxable value of the Company's production during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997. Other lease operating expense declined by $62,982 from $142,471 during the second quarter ended June 30, 1997 to $79,489 experienced during the quarter ended June 30, 1998. This decline is primarily attributable to reduced field maintenance operations being conducted because of cash flow constraints during the second quarter ended June 30, 1998.

     Depreciation, depletion and amortization declined to $64,829 for the three month period ended June 30, 1998 as compared to $78,483 during the three month period ended June 30, 1997. This decline is due primarily to the lower production levels for oil and gas experienced during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997.

     Salaries and wages expense increased by $15,874 from $92,400 during the three months ended June 30, 1997 to $108,274 during the three months ended June 30, 1998. The increase is attributable to the inclusion of expenses relating to the exercise of stock options for 221,468 shares of Common Stock by the President of the Company. The Company received cash proceeds in the approximate amount of $11,073 and recorded an additional $15,503 in wage and salary expense in order to reflect the total fair market value of the Common Stock issued.

     General and administrative expenses increased by $50,127 from $94,784 during the three months ended June 30, 1997 to $144,911 during the three months ended June 30, 1998. Insurance expense increased by approximately $9,700, loan fees increased by approximately $33,700, and other professional services expense increased by approximately $15,500. These increases were partially offset by declines of approximately $4,200 in accounting and audit expense, and approximately $5,400 in legal fees.

     Other income (expense) increased from an expense of $52,279 experienced during the quarter ended June 30, 1997 to an expense of $62,750 during the quarter ended June 30, 1998. Major changes in items included in other income and expense were as follows. Interest expense for the quarter ended June 30, 1998 amounted to $64,071 as compared to $52,374 for the quarter ended June 30, 1997. The increase in interest expense was partially offset by the increase in gain on sale of assets which amounted to $1,776.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997.

     The net loss of the Company increased by $271,741 from a loss of $152,063 experienced for the six months ended June 30, 1997 to a loss of $423,804 for the six months ended June 30, 1998. The increased loss experienced is due primarily to the net effect of substantially lower oil and gas sales revenues, slightly lower operating expenses, slightly higher interest expense and a reduced gain on sale of assets.

     Oil and gas sales were $447,607 for the six months ended June 30, 1998 as compared to $748,431 for the first six months of 1997. This represents a decrease of $300,824 which was primarily attributable lower production volumes for both oil and gas and substantially lower oil prices. Oil production for the first six months of 1998 declined by 18% while the average price received decreased to $15.00 as compared to $20.70 for the first six months of 1997. The decrease in oil production was primarily a result of the inability of the Company to continue its normal operations maintenance program due to cash flow constraints, and the natural production decline expected by the Company on its existing properties. In addition, one well which produced approximately 15 barrels of oil per day developed a hole in the casing and was shut down during the second quarter of 1998. Gas production for the six months ended June 30, 1998 experienced a 22% decline when compared to the six months ended June 30, 1997 while the average price received for gas production declined from $1.82 received during the six months ended June 30, 1997 to $1.76 received during the six months ended June 30, 1998. The decline in gas production was primarily a result of the aforementioned cash flow constraints as well as the natural production decline experienced on all wells.

     Operating income declined by $16,716 during the six months ended June 30, 1998 to $43,313 as compared to $60,029 experienced during the six months ended June 30, 1997. This decline is primarily attributable to the Company reaching a settlement with one of its creditors on an invoice that had previously been recorded on the books of the Company for a higher amount during the six months ended June 30, 1997. The amount of this debt reduction was approximately $15,700.

     Lease operating expenses, including production taxes, for the six months ended June 30, 1998 decreased $133,614 to $208,488 from $342,102 experienced during the period ended June 30, 1997. Approximately $19,957 of this decrease is due to reduced production taxes paid by the Company during the first six months of 1997. The remainder of the decline is a result of the reduced field maintenance operations being conducted by the Company because of cash flow constraints experienced during the six months ended June 30, 1998. In addition, lease operating expenses for the six months ended June 30, 1997 included expenses incurred in completing minor workovers on several wells the Company operates.

     Depreciation, depletion and amortization declined to $129,659 for the period ended June 30, 1998 as compared to $156,965 during the period ended June 30, 1997. This decline is due to the lower production levels for oil and gas experienced during the six months June 30, 1998 as compared to the six months ended June 30, 1997.

     Salaries and wages expense increased by $12,577 from $186,368 during the six months ended June 30, 1997 to $198,368 during the six months ended June 30, 1998. The increase is primarily attributable to the inclusion of expenses relating to the exercise of stock options for 221,468 shares of Common Stock by the President of the Company. The Company received cash proceeds in the approximate amount of $11,073 and recorded an additional $15,503 in wage and salary expense in order to reflect the total fair market value of the Common Stock issued.

     General and administrative expenses increased by $42,692 from $211,972 during the six months ended June 30, 1997 to $254,664 during the six months ended June 30, 1998. Expenses which realized significant increases included insurance expense with an increase of approximately $10,800, loan fees with an increase of approximately $34,300, and professional services expense with an increase of approximately $27,900. Expenses which experienced significant declines include accounting and audit expense with a decrease of approximately $6,100, legal fees with a decrease of approximately $16,400, and travel and entertainment expenses with a decrease of approximately $7,200.

     Other income (expense) increased from an expense of $63,116 experienced during the six months ended June 30, 1997 to an expense of $122,969 during the six months ended June 30, 1998. Interest expense for the six months ended June 30, 1997 amounted to $103,850 as compared to $122,883 for the six months ended June 30, 1998. This increase is attributable to the higher level of total debt as of June 30, 1998 as compared to June 30, 1997. In addition, as described above in the section entitled Disposition of Oil and Gas Properties, the Company sold its oil and gas properties located in the state of Kansas effective February 1, 1997. The sales price received by the Company was $120,000 which resulted in a gain on sale of approximately $44,000 during the six months ended June 30, 1997 as compared to a gain on sale of assets of approximately $3,300 during the six months ended June 30, 1998.


CAPITAL RESOURCES AND LIQUIDITY.

     The Company's capital requirements relate to the acquisition, development and operation of oil and gas producing properties. In general, since most of the reserves the Company has acquired and intends to acquire are substantially depleted by production, the success of its business strategy is dependent upon a continuous acquisition, development and exploration program. The Company intends to continue its practice of reserve replacement and growth through the acquisition of producing oil and gas properties, although at this time it is unable to predict the number and size of such acquisitions, if any, which will be completed. The Company's ability to finance its oil and gas acquisitions is determined by its cash flow from operations and available sources of debt and equity financing. As of June 30, 1998, the Company had a working capital deficit of $931,184 as compared to a working capital deficit of $631,662 as of December 31, 1997. During the six month period ended June 30, 1998 the Company experienced a decrease in cash of $3,356 primarily as a result of an increase in accounts payable, a decrease in accounts receivable and net proceeds from the sale of long term debt which offset the net loss recorded for the period.

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

     On May 15, 1998, the Company issued 33,000 shares of its Common Stock to an individual as additional consideration for executing a promissory note with the Company in the amount of $300,000. The note bears interest at 10 % per annum and matures on July 3, 1998. The note is secured by a mortgage on the Company's oil and gas properties located in Borden County, Texas.

     On June 23, 1998, the Company issued 221,468 shares of its Common Stock to the President of the Company pursuant to an exercise of options previously granted to him. The Company received cash proceeds in the approximate amount of $11,073 and recorded an additional $15,503 in wage and salary expense in order to reflect the total fair market value of the Common Stock issued.


SUBSEQUENT EVENT.

     On July 1, 1998, the Company entered into a credit facility agreement with an investment banking limited liability partnership. The terms of the $7,420,000 credit facility include a maturity of 4 years from the date of execution and an interest rate tied to the prime rate of Citibank, N.A., New York. The credit facility is secured by a first mortgage on all existing oil and gas properties of the Company. The credit facility consists of a refinancing loan in the amount of $2,320,000 and a development loan broken into two separate tranches. The refinancing loan proceeds are to be used to extinguish the existing debt on the Company's oil and gas properties, to pay the expenses associated with the transaction and to reduce the accounts payable of the Company. Tranche A of the development loan, in the amount of $1,350,000 is to be used for specific development projects on the Company's existing oil and gas properties. Tranche B of the development loan, in the amount of $3,750,000, is to be used to further develop the Company's existing oil and gas properties. However, this amount will not be funded unless certain performance goals have been attained including certain oil and gas production and reserve levels. All borrowing activity under the refinancing loan must take place within sixty days of closing. All borrowing activity under tranche A and tranche B of the development loan must be completed by December 31, 1998 and June 30, 2000, respectively. Under the terms of the credit facility, all proceeds from the sale of oil and gas produced from the properties is to be used to first pay all oil and gas operating expenses, then to fund a general and administrative allowance, and then to be applied to interest and principal. In addition, the Company is required to make minimum quarterly principal reductions until July, 2000 at which time a total minimum principal reduction of $725,000 will have been made. As additional consideration, the Company granted a net profits overriding royalty on all of its production under which payments commence upon maturity or prepayment of all interest and principal. In addition, the Company issued 200,000 warrants exercisable at $2.00 per share until June 30, 2003. On July 3, 1998, the Company borrowed all proceeds available under the refinancing loan and subsequently disbursed the funds accordingly.

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

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

               None

         (b) Reports on Form 8-K

               On May 21, 1998 the Company filed a report on Form 8-KSB presenting the terms of a commitment letter it had signed with Cambrian Capital Corporation of Houston, Texas.

Signatures

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PAN WESTERN ENERGY CORPORATION
                                                 (Registrant)


Date: August 11, 1998                  /s/ SID L. ANDERSON
                                       ------------------------------
                                       Sid L. Anderson
                                       President and Director
                                       (Principal Executive Officer)


Date: August 11, 1998                  /s/ CLAYTON E. WOODRUM
                                       ----------------------
                                       Clayton E. Woodrum
                                       Executive Vice President and Director
                                       (Principal Financial Officer)


Date: August 11, 1998                  /s/ VINCENT R. KEMENDO
                                       ------------------------
                                       Vincent R. Kemendo
                                       Vice President - Finance
                                       (Principal Accounting Officer)