Form 10QSB
period 1998-09-30
PAN WESTERN ENERGY CORP
filed 1998-11-20
CIK 1035168

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)

      X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  --------
             SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 1998

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

                         Yes    X      No
                            ---------    --------


As of November 9, 1998, 3,621,873 shares of the Registrants Common Stock, $0.01 par value, were outstanding.

                               TABLE OF CONTENTS


Part I.   Financial Information.

           Item 1.

                   Consolidated Balance Sheets (Unaudited) as of September 30, 1998 and as of December 31, 1997.

                   Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 1998 and September 30, 1997.

                   Consolidated Statement of Changes in Stockholders' Equity (Unaudited) for the nine months ended September 30, 1998.

                   Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 1998 and September 30, 1997.

                   Notes to Unaudited Consolidated Financial Statements for the nine months ended September 30, 1998 and September 30, 1997.

           Item 2.

                   Management's Discussion and Analysis of Financial Condition and Results of Operations.


Part II.  Other Information.

                         ITEM 1. FINANCIAL STATEMENTS

                        PAN WESTERN ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                                                            September 30,
                                                                1998            December 31,
                                                            (Unaudited)            1997
                                                          ----------------     --------------
ASSETS
------

Current Assets:
 Cash                                                              227,820             14,686
 Restricted cash                                                   113,940            344,147
 Receivables:
  Trade, net of allowance of $11,080                               135,927            178,313
  Due from stockholder                                              13,552              4,252
  Due from affiliated partnerships                                       0              1,187
  Prepaid expenses and other                                        49,040             20,350
                                                           ---------------     --------------
Total current assets                                               540,279            562,935
                                                           ---------------     --------------
Property and Equipment:
 Oil and gas properties (successful efforts method)              7,456,187          2,955,683
 Other property and equipment                                      350,883            378,419
                                                           ---------------     --------------
                                                                 7,837,070          3,334,102
 Less accumulated depreciation and depletion                     1,215,652            974,668
                                                           ---------------     --------------
Net property and equipment                                       6,621,418          2,359,434
                                                           ---------------     --------------
Deferred loan costs                                                 52,267                  0
Other assets                                                        55,162             64,912
                                                           ---------------     --------------
Total Assets                                                     7,269,126          2,987,281
                                                           ===============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
 Accounts payable                                                  600,074           247,815
 Undistributed oil and gas revenues                                134,098           153,990
 Due to affiliated partnerships                                          0             7,540
 Accrued liabilities                                                65,189            15,688
 Current portion of long term debt                                 996,177           769,564
                                                           ---------------     --------------
Total current liabilities                                        1,795,538         1,194,597

Net profits overriding royalty payable                              77,160                 0
Long-term debt, net of discount of $76,151 at
September 30, 1998                                               6,030,986         1,669,628
                                                           ---------------     --------------
Total liabilities                                                7,903,684         2,864,225
                                                           ---------------     --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock ($.05 par value; authorized 25,000,000
 shares; no shares issued or outstanding)                                0                 0
 Common stock ($.01 par value; authorized 25,000,000
 shares; issued 12/31/97 - 4,448,665 shares;
 9/30/98 - 4,703,123)                                               47,031            44,487
 Additional paid in capital                                      1,910,784         1,837,253
Accumulated deficit                                             (2,373,390)       (1,539,702)
Treasury stock (1,081,250 shares of common stock)                 (218,982)         (218,982)
                                                           ---------------     --------------
Total stockholders' equity                                        (634,557)          123,056
                                                           ---------------     --------------

Total Liabilities and Stockholders' Equity                       7,269,126         2,987,281
                                                           ===============     ==============

    See accompanying notes to unaudited consolidated financial statements.

                        PAN WESTERN ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                    Three Months Ended September 30,             Nine Months Ended September 30,
                                                 -------------------------------------      ---------------------------------------
                                                       1998                 1997                   1998                 1997
                                                 ----------------    -----------------      -----------------    ------------------
REVENUE:
 Oil and gas sales                                       237,659              323,000                685,266             1,071,432
 Operating income                                         17,833               19,243                 61,146                79,271
                                                 ----------------    -----------------      -----------------    ------------------
                                                         255,491              342,243                746,412             1,150,703
                                                 ----------------    -----------------      -----------------    ------------------

OPERATING EXPENSES:
 Lease operating                                         198,814              112,069                407,303               454,171
 Salaries and wages                                       82,071               87,000                281,016               273,368
 Depreciation, depletion and amortization                107,325               80,132                236,983               237,097
 General and administrative                              147,071              141,383                401,735               353,355
                                                 ----------------    -----------------      -----------------    ------------------
                                                         535,281              420,584              1,327,036             1,317,991
                                                 ----------------    -----------------      -----------------    ------------------

OPERATING INCOME (LOSS)                                 (279,789)             (78,341)              (580,624)             (167,288)
                                                 ----------------    -----------------      -----------------    ------------------
OTHER INCOME (EXPENSE):
 Loss from rental operations, net                         (4,792)              (5,641)               (11,179)              (12,290)
 (Loss) gain on sale of assets, net                          640                1,460                  3,935                45,737
 Interest income                                           1,544                1,487                  4,551                 4,593
 Interest expense                                       (127,489)             (53,610)              (250,371)             (157,459)
                                                 ----------------    -----------------      -----------------    ------------------
                                                        (130,097)             (56,304)              (253,064)             (119,419)
                                                 ----------------    -----------------      -----------------    ------------------

INCOME (LOSS) BEFORE INCOME TAXES                       (409,886)            (134,645)              (833,688)             (286,707)

 Income taxes                                                  0                    0                      0                     0
                                                 ----------------    -----------------      -----------------    ------------------
NET INCOME (LOSS)                                       (409,886)            (134,645)              (833,688)             (286,707)
                                                 ================    =================      =================    ==================
NET INCOME (LOSS) PER SHARE -
Basic And Diluted                                          (0.11)               (0.04)                 (0.24)                (0.09)
                                                 ================    =================      =================    ==================
Weighted Average Common Shares -
Basic And Diluted                                      3,621,873            3,345,166              3,465,331             3,298,012
                                                 ================    =================      =================    ==================

     See accompanying notes to unaudited consolidated financial statements.

                        PAN WESTERN ENERGY CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                  (UNAUDITED)

                                                          Additional                                             Total
                                            Common          Paid-In        Accumulated        Treasury       Stockholders'
                                            Stock           Capital          Deficit           Stock             Equity
                                      -----------------------------------------------------------------------------------------
Balances, December 31, 1997                   44,487        1,837,253       (1,539,702)        (218,982)          123,056

Issuance of stock                              2,544           73,531                                              76,075

Net Income (loss)                                                             (833,688)                          (833,688)
                                      -----------------------------------------------------------------------------------------

Balances, September 30, 1998                  47,031        1,910,784       (2,373,390)        (218,982)         (634,557)
                                      =========================================================================================

     See accompanying notes to unaudited consolidated financial statements.

                         PAN WESTERN ENERGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                   Nine Months        Nine Months
                                                                      Ended              Ended
                                                                  September 30,      September 30,
                                                                      1998               1997
                                                                  ------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                  (833,688)          (286,707)
 Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation, depletion and amortization                           236,983            260,100
  (Gain) loss on sale of assets, net                                  (3,935)           (45,737)
  (Increase) decrease in receivables                                  34,272            106,875
  (Increase) decrease in prepaid expenses and other assets           (19,433)           (65,788)
  Increase (decrease) in accounts payable                            344,719           (202,378)
  Increase (decrease) in accrued liabilities                          49,501            (13,728)
  Increase (decrease) in undistributed oil and gas revenues          (19,892)           (32,040)
                                                               ---------------   -----------------
Net cash provided by (used in) operating activities                 (211,473)          (279,402)
                                                               ---------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                             (4,580,428)            (9,866)
 Purchase of certificate of deposit                                   (4,370)            (4,145)
 Proceeds from the disposal of oil and gas properties                  7,155            130,000
                                                               ---------------   -----------------
Net cash used in investing activities                             (4,577,642)           115,989
                                                               ---------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from long-term debt                                      6,815,290            301,464
 Repayment of long-term debt                                      (1,824,115)          (510,923)
 Proceeds from sale of common stock                                   11,073            205,889
                                                               ---------------   -----------------
Net cash provided by financing activities                          5,002,249             (3,571)
                                                               ---------------   -----------------

NET INCREASE (DECREASE) IN CASH                                      213,134           (166,984)

CASH, BEGINNING OF PERIOD                                             14,686            232,699
                                                               ---------------   -----------------
CASH, END OF PERIOD                                                  227,820             65,715
                                                               ===============   =================
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                                       191,673            144,667
                                                               ===============   =================
 Income taxes paid                                                         0                  0
                                                               ===============   =================

 See accompanying notes to unaudited consolidated financial statements.

                        PAN WESTERN ENERGY CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

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

     On September 1, 1997, the Company issued 33,000 shares of its Common Stock to an individual as additional consideration for executing a promissory note with the Company in the amount of $300,000. The note bears interest at 10% per annum and matures on July 3, 1998. The note is secured by a second mortgage on the Company's oil and gas properties located in Coal County, Oklahoma. This note was paid with the proceeds of the credit facility entered into by the Company on July 1, 1998 as more frilly described in Note 6.

     On May 15, 1998, the Company issued 33,000 shares of its Common Stock to an individual as additional consideration for executing a promissory note with the Company in the amount of $300,000. The note bears interest at 10% per annum and matures on July 3, 1998. The note is secured by a mortgage on the Company's oil and gas properties located in Borden County, Texas. This note was paid with the proceeds of the credit facility entered into by the Company on July 1, 1998 as more fully described in Note 6.

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

(5) Loss per common share. Net loss per common share for the periods presented has been computed based upon the weighted average number of shares outstanding of 3,465,331 and 3,298,012 for the nine months ended September 30, 1998 and 1997, respectively and 3,621,873 and 3,345,166 for the three months ended September 30, 1998 and 1997, respectively.

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 128 ("SFAS No. 128, Earnings Per Share") which is effective for annual and interim periods ending after December 15, 1997.

     The Company has adopted SFAS No. 128 and has restated earnings per share for all periods presented in accordance with that statement. Outstanding stock options and warrants have not been included in the calculation for the periods ended September 30, 1998 and September 30, 1997 since their effect on net loss per share is antidilutive.

(6) Credit Facility. On July 1, 1998, the Company entered into a $7,420,000 credit facility agreement. The terms of the credit facility include a maturity of 4 years from the date of execution and an interest rate based on the Citibank, N.A., New York prime rate plus 2% (10.5% at September 30,
     1998). The credit facility is secured by a first mortgage on all existing oil and gas properties of the Company. The credit facility consists of a refinancing loan in the amount of $2,320,000 and a development loan consisting of two separate tranches. The refinancing loan proceeds are to be used to extinguish the existing debt on the Company's oil and gas properties, to pay the expenses associated with the transaction and to reduce the accounts payable of the Company. Tranche A of the development loan, in the amount of $1,350,000 is to be used for specific development projects on the

     Company's existing oil and gas properties. Tranche B of the development loan, in the amount of $3,750,000, is to be used to further develop the Company's existing oil and gas properties. However, this amount will not be funded unless the Company attains certain performance goals including specified oil and gas production and reserve levels. All borrowing activity under tranche A and tranche B of the development loan must be completed by December 31, 1998 and June 30, 2000, respectively. Under the terms of the credit facility, all proceeds from the sale of oil and gas produced from the properties are to be used to pay all oil and gas operating expenses and interest on the outstanding loan and a general and administrative allowance, and any remaining proceeds are to be applied to principal on the outstanding loan. In addition, the Company is required to make minimum quarterly principal reductions until July, 2000 at which time a total minimum principal reduction of $725,000 must have been made. In connection with this financing, the Company granted a 25% net profits overriding royalty on all of the Company's production. Payments on this royalty commence upon maturity or prepayment of all interest and principal relating to the credit facility. In addition, the Company issued 200,000 warrants exercisable at $2.00 per share until June 30, 2003.

(7) The credit facility described in Note 6 was amended and restated on August 1, 1998 to increase the total facility to $12,795,000. The increase consisted of a new acquisition loan in the maximum amount of $4,200,000, an increase in the Tranche A development loan to a maximum of $1,525,000 and an increase in the Tranche B development loan to a maximum of $4,750,000. The interest rate and maturity on the amended credit facility remains unchanged from the original agreement. The restated credit agreement increased the net profits overriding royalty percentage from a maximum of 25% to a maximum of 30% and required the Company to issue an additional 200,000 warrants exercisable at $2.00 per share until June 30, 2003. The acquisition tranche proceeds allowed the Company to purchase 11 wells in Sherman County, Texas from Exxon Corporation and the increase in the development loan tranches will allow the Company to more fully develop those properties.

     As a result of the above financing transactions, the Company will record a discount on the amounts borrowed under Tranches A and B to recognize the favorable interest rate received on these borrowings as a result of the net profits overriding royalty interest granted to the lender. This discount will be amortized to interest expense using the level yield method and will result in an effective interest rate of 16% in amounts borrowed under Tranches A and B. In management's opinion, the interest rate on other borrowings under the credit facility is comparable to the rate available to the Company on similarly structured loans from other lenders. In addition, based upon an analysis performed by management, no value was assigned to the warrants issued under the original and amended credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


DISPOSITION OF OIL AND GAS PROPERTIES.

     The Company closed the sale of all of its oil and gas properties located in the state of Kansas effective February 1, 1997. This sale included 7 gross (5.6 net) wells which had daily gross production of 20.5 (12.9 net) barrels of oil per day. Total proved developed oil reserves for these properties at December 31, 1996 were 33,010 barrels of oil. The sales price received by the Company was $120,000 which resulted in a gain on sale of approximately $44,000 in the nine months ended September 30, 1997.


PURCHASE OF OIL AND GAS PROPERTIES.

     In August, 1998, the Company purchased 11 wells in Sherman County, Texas from Exxon Corporation. The average daily gross production from these 11 wells is approximately 1,000 mcf per day.


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



                                  Three Months Ended                       Nine Months Ended
                                      September 30                            September 30
                           --------------------------------         --------------------------------
                                1998             1997                    1998             1997
                           ---------------  ---------------         ---------------  ---------------
Average price:
   Oil (per Bbl)                 $   12.20        $   18.80              $    14.12       $    20.09
   Gas (per Mcf)                 $    1.62        $    1.68              $     1.70       $     1.81

Production:
   Oil (Bbl)                       8944.00         11337.00                28533.00         35363.00
   Gas (Mcf)                      79434.00         62233.00               184810.00        194260.00



THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997.

     The net loss of the Company increased by $275,241 from a loss of $134,645 experienced for the third quarter ended September 30, 1997 to a loss of $409,886 for the third quarter ended September 30, 1998. The increased loss experienced is due primarily to a decline in the Company's oil production and the average prices received for both oil and gas production coupled with an increase of $27,193 in depreciation, depletion and amortization expense and an increase of $73,879 in interest expense resulting from the restructuring of the Company's debt as more fully described in Notes 6 and 7 to the financial statements attached hereto.

     Oil and gas sales were $237,659 for the third quarter of 1998 as compared to $323,000 for the third quarter of 1997. This represents a decrease of $85,341 which is due primarily to sharply lower prices, on a lesser amount of production, received by the Company for its oil production during the third quarter ended September 30, 1998. Oil production for the third quarter of 1998 experienced a decline of 21% as compared to the third quarter of 1997 and the average price received by the Company for its oil production declined from $18.80 during the third quarter of 1997 to $12.20 during the third quarter of 1998. The decrease in oil production was primarily a result of the inability of the Company to continue its normal operations maintenance program during the month of July due to cash flow constraints, and the natural production decline expected by the Company on its existing properties. In addition, one well which produced approximately 15 barrels of oil per day developed a hole in the casing and was shut down. An unsuccessful repair attempt was made during third quarter, 1998 and a second repair attempt is scheduled for the fourth quarter of 1998. Gas production for the third quarter of 1998 experienced a 28% increase when compared to the third quarter of 1997 from 62,233 mcf to 79,434 mcf. This increase is a result of the inclusion of one month of production from eleven Sherman County, Texas wells which were purchased from Exxon Corporation in July, 1998. The production from these wells amounted to 30,143 mcf. If the results of the Sherman County, Texas wells are excluded, the Company would have experienced a gas production decline of 21% which is primarily due to the aforementioned cash flow constraints as well as the natural production decline experienced on all wells. The average gas price received during the third quarter of 1998 was $1.62 as compared to $1.68 for the third quarter of 1998.

     Operating income declined by $1,410 during the three months ended September 30, 1998 to $17,833 as compared to $19,243 experienced during the three months ended September 30, 1997. The decrease is primarily attributable a slight reduction in the number of wells operated by the Company and the reduced overhead expenses being charged to those wells.

     Lease operating expenses, including production taxes, for the three months ended September 30, 1998 increased by $86,745 to $198,814 from $112,069 experienced during the three month period ended September 30, 1997. Production taxes declined by $4,978 from $20,918 experienced during the quarter ended September 30, 1997 to $15,940 experienced during the quarter ended September 30, 1998. This decline is attributable to the lower taxable value of the Company's production during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. Other lease operating expense increased by $91,723 from $91,151 during the third quarter ended September 30, 1997 to $182,874 experienced during the quarter ended September 30, 1998. This increase is primarily attributable to increased field maintenance operations being conducted after the proceeds of the debt refinancing were received in August, 1998.

     Depreciation, depletion and amortization increased by $27,193 to $107,325 for the three month period ended September 30, 1998 as compared to $80,132 during the three month period ended September 30, 1997. This increase is due primarily to the inclusion of depreciation, depletion and amortization on the Sherman County, Texas properties purchased in August, 1998.

     Salaries and wages expense decreased by $4,929 from $87,000 during the three months ended September 30, 1997 to $82,071 during the three months ended September 30, 1998. The decrease is attributable to the exclusion of the payroll amount attributable to two employees which left the Company. One of these employees was replaced by a person working on contract.

     General and administrative expenses increased by $5,688 from $141,383 during the three months ende d September 30, 1997 to $147,071 during the three months ended September 30, 1998. Legal fees increased by approximately $3,300, loan fees increased by approximately $11,600, postage expense increased by approximately $2,165, telephone and communications expense increased by approximately $3,200, contract labor expense increased by $6,000 and travel and entertainment expense increased by approximately $8,400. These increases were partially offset by declines of approximately $20,000 in investment banking fees, approximately 3,400 in filing fees, and approximately $4,500 in printing and copying expense.

     Other income (expense) increased from an expense of $56,304 experienced during the quarter ended September 30, 1997 to an expense of $130,097 during the quarter ended September 30, 1998. Interest expense for the quarter ended September 30, 1998 increased by $73,879 to $127,489 as compared to $53,610 for the quarter ended September 30, 1997. The increase in interest expense was attributable to the increased loan balances experienced during the third quarter ended September 30, 1998 as well as the inclusion of amortization of the interest expense attributable to the discount of debt associated with net profits overriding royalty interest granted to the lender that refinanced the Company's debt in August, 1998. The interest expense attributable to this debt discount amounted to approximately $1,009 during the three months ended September 30, 1998.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997.

     The net loss of the Company increased by $546,981 from a loss of $286,707 experienced for the nine months ended September 30, 1997 to a loss of $833,688 for the nine months ended September 30, 1998. The increased loss experienced is due primarily to substantially lower oil and gas sales revenues, increased operating expenses, increased interest expense and a reduced gain on sale of assets.

     Oil and gas sales were $685,266 for the nine months ended September 30, 1998 as compared to $1,071,432 for the nine months ended September 30, 1997. This represents a decline of $386,166 which was primarily attributable lower production volumes for both oil and gas and substantially lower oil prices. Oil production for the nine months ended September 30, 1998 declined by 19% while the average price received decreased to $14.12 as compared to $20.09 for the nine month period ended September 30, 1997. The decrease in oil production was primarily a result of the inability of the Company to continue its normal operations maintenance program due to cash flow constraints, and the natural production decline expected by the Company on its existing properties. In addition, one well which produced approximately 15 barrels of oil per day developed a hole in the casing and was shut down during the second quarter of 1998. Gas production for the nine months ended September 30, 1998 experienced a 5% decline when compared to the nine months ended September 30, 1997 while the average price received for gas production declined from $1.81 received during the nine months ended September 30, 1997 to $1.70 received during the nine months ended September 30, 1998. The decline in gas production, if the production of the wells purchased from Exxon in August, 1998 is excluded, amounts to approximately 20% This decline was primarily a result of the aforementioned cash flow constraints which existed up until the debt refinancing took place as well as the natural production decline experienced on all wells.

     Operating income declined by $18,125 during the nine months ended September 30, 1998 to $61,146 as compared to $79,271 experienced during the nine months ended September 30, 1997. This decline is primarily attributable operator overhead charges being charged to a lower number of Company operated wells.

     Lease operating expenses, including production taxes, for the nine months ended September 30, 1998 decreased $46,868 to $407,303 from $454,171 experienced during the nine month period ended September 30, 1997. Approximately $24,934 of this decrease is due to reduced production taxes paid by the Company during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The remainder of the decline is a result of the reduced field maintenance operations being conducted by the Company because of cash flow constraints experienced up until the aforementioned debt refinancing took place in July, 1998. In addition, lease operating expenses for the nine months ended September 30, 1997 included expenses incurred in completing minor workovers on several wells the Company operates.

     Depreciation, depletion and amortization declined to $236,983 for the nine months ended September 30, 1998 as compared to $237,097 during the nine months ended September 30, 1997. For the nine months ended September 30, 1998, the increased depreciation, depletion and amortization expense attributable to the purchase of the Sherman County, Texas properties in August, 1998 was offset by the reduced depreciation, depletion and amortization expense on the other properties owned by the Company resulting from the reduced production levels experienced.

     Salaries and wages expense increased by $7,648 from $273,368 during the nine months ended September 30, 1997 to $281,016 during the nine months ended September 30, 1998. The increase is primarily attributable to the inclusion of expenses relating to a bonus received by the President of the Company. This increase was partially offset by the loss of two employees during the nine months ended September 30, 1998, only one of which was replaced by a person working on a contract basis.

     General and administrative expenses increased by $48,380 from $353,355 during the nine months ended September 30, 1997 to $401,735 during the nine months ended September 30, 1998. Expenses which realized significant increases included insurance expense with an increase of approximately $11,450, loan fees with an increase of approximately $46,000, professional services expense with an increase of approximately $27,700 and telephone and communications expense with an increase of approximately $3,600. Expenses which experienced significant declines include accounting and audit expense with a decrease of approximately $6,800, legal fees with a decrease of approximately $13,200, and investment banking fees with a decrease of approximately $20,000.

     Other income (expense) increased from an expense of $119,419 experienced during the nine months ended September 30, 1997 to an expense of $253,064 during the nine months ended September 30, 1998. Interest expense for the nine months ended September 30, 1997 amounted to $157,459 as compared to $250,371 for the nine months ended September 30, 1998. This increase is attributable to the higher level of total debt as of September 30, 1998 as compared to September 30, 1997 as well as the inclusion of amortization of the interest expense attributable to the discount of debt associated with net profits overriding royalty interest granted to the lender that refinanced the Company's debt in August, 1998. The interest expense attributable to this debt discount amounted to approximately $1,009 during the nine months ended September 30, 1998. In addition, as described above in the section entitled Disposition of Oil and Gas Properties, the Company sold its oil and gas properties located in the state of Kansas effective February 1, 1997. The sales price received by the Company was $120,000 which resulted in a gain on sale of approximately $44,000 during the nine months ended September 30, 1997 as compared to a gain on sale of assets of approximately $3,900 during the nine months ended September 30, 1998.

CAPITAL RESOURCES AND LIQUIDITY.

     The Company's capital requirements relate to the acquisition, development and operation of oil and gas producing properties. In general, since most of the reserves the Company has acquired and intends to acquire are substantially depleted by production, the success of its business strategy is dependent upon a continuous acquisition, development and exploration program. The Company intends to continue its practice of reserve replacement and growth through the acquisition of producing oil and gas properties, although at this time it is unable to predict the number and size of such acquisitions, if any, which will be completed. The Company's ability to finance its oil and gas acquisitions is determined by its cash flow from operations and available sources of debt and equity financing. As of September 30, 1998, the Company had a working capital deficit of $1,255,259 as compared to a working capital deficit of $1,438,487 as of September 30, 1997. During the nine month period ended September 30, 1998 the Company experienced an increase in cash of $213,134 primarily as a net result of a decrease in accounts receivable, an increase in accounts payable and the net effect of the increase in debt outstanding and the capital expenditures and property acquisition made with the debt proceeds as described below.

     On July 1, 1998, the Company entered into a $7,420,000 credit facility agreement. The terms of the credit facility include a maturity of 4 years from the date of execution and an interest rate based on the Citibank, N.A., New
York prime rate plus 2% (10.5% at September 30, 1998). The credit facility is secured by a first mortgage on all existing oil and gas properties of the Company. The credit facility consists of a refinancing loan in the amount of $2,320,000 and a development loan consisting of two separate tranches. The refinancing loan proceeds are to be used to extinguish the existing debt on the Company's oil and gas properties, to pay the expenses associated with the transaction and to reduce the accounts payable of the Company. Tranche A of the development loan, in the amount of $1,350,000 is to be used for specific development projects on the Company's existing oil and gas properties. Tranche B of the development loan, in the amount of $3,750,000, is to be used to further develop the Company's existing oil and gas properties. However, this amount will not be funded unless the Company attains certain performance goals including specified oil and gas production and reserve levels. All borrowing activity under tranche A and tranche B of the development loan must be completed by December 31, 1998 and June 30, 2000, respectively. Under the terms of the credit facility, all proceeds from the sale of oil and gas produced from the properties are to be used to pay all oil and gas operating expenses and interest on the outstanding loan and a general and administrative allowance, and any remaining proceeds are to be applied to principal on the outstanding loan. In addition, the Company is required to make minimum quarterly principal reductions until July, 2000 at which time a total minimum principal reduction of $725,000 must have been made. In connection with this financing, the Company granted a 25% net profits overriding royalty on all of the Company's production. Payments on this royalty commence upon maturity or prepayment of all interest and principal relating to the credit facility. In addition, the Company issued 200,000 warrants exercisable at $2.00 per share until June 30, 2003. This credit facility was amended and restated on August 1, 1998 to increase the total facility to $12,795,000. The increase consisted of a new acquisition loan in the maximum amount of $4,200,000, an increase in the Tranche A development loan to a maximum of $1,525,000 and an increase in the Tranche B development loan to a maximum of $4,750,000. The interest rate and maturity on the amended credit facility remains unchanged from the original agreement. The restated credit agreement increased the net profits overriding royalty percentage from a maximum of 25% to a maximum of 30% and required the Company to issue an additional 200,000 warrants exercisable at $2.00 per share until June 30, 2003. The acquisition tranche proceeds allowed the Company to purchase 11 wells in Sherman County, Texas from Exxon Corporation and the increase in the development loan tranches will allow the Company to more fully develop those properties. As a result of the above financing transactions, the Company will record a discount on the amounts borrowed under Tranches A and B to recognize the favorable interest rate received on these borrowings as a result of the net profits overriding royalty interest granted to the lender. This discount will be amortized to interest expense using the level yield method and will result in an effective interest rate of 16% in amounts borrowed under Tranches A and B. In management's opinion, the interest rate on other borrowings under the credit facility is comparable to the rate available to the Company on similarly structured loans from other lenders. In addition, based upon an analysis performed by management, no value was assigned to the warrants issued under the original and amended credit facility.

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

     On September 1, 1997, the Company issued 33,000 shares of its Common Stock to an individual as additional consideration for executing a promissory note with the Company in the amount of $300,000. The note bears interest at 10% per annum and matures on April 30, 1998. The note is secured by a second mortgage on the Company's oil and gas properties located in

Coal County, Oklahoma. The Company currently anticipates that the maturity of this note will be extended until June 30, 1998. This note was paid with the proceeds of the credit facility entered into by the Company on July 1, 1998 as more fully described above.

     On May 15, 1998, the Company issued 33,000 shares of its Common Stock to an individual as additional consideration for executing a promissory note with the Company in the amount of $300,000. The note bears interest at 10% per annum and matures on July 3, 1998. The note is secured by a mortgage on the Company's oil and gas properties located in Borden County, Texas. This note was paid with the proceeds of the credit facility entered into by the Company on July 1, 1998 as more fully described above.

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

                              PAN WESTERN ENERGY CORPORATION
                                         (Registrant)


Date: November 18, 1998       /s/ SID L. ANDERSON
                              ------------------------------
                              Sid L. Anderson
                              President and Director
                              (Principal Executive Officer)


Date: November 18, 1998       /s/ CLAYTON E. WOODRUM
                              ----------------------
                              Clayton E. Woodrum
                              Executive Vice President and Director
                              (Principal Financial Officer)


Date: November 18, 1998       /s/ VINCENT R. KEMENDO
                              ------------------------
                              Vincent R. Kemendo
                              Vice President - Finance
                              (Principal Accounting Officer)