Form 10QSB/A
period 1998-09-30
PAN WESTERN ENERGY CORP
filed 1999-01-11
CIK 1035168

                                UNITED  STATES
                      SECURITIES AND EXCHANGE  COMMISSION
                            Washington,  D.C. 20549

                               AMENDMENT  NO. 1
                                      TO
                                 FORM 10-QSB/A

(Mark One)

        X
      _____ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

               OR

      _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                         Yes    X        No
                            _________      _________


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

              Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 1998 and September 30, 1997.

              Notes to Unaudited Consolidated Financial Statements for the nine months ended September 30, 1998 and September 30, 1997.

       Item 2.
       -------

              Management's Discussion and Analysis of Financial Condition and Results of Operations.


Part II.  Other Information.
--------

                         ITEM 1.  FINANCIAL STATEMENTS

                        PAN WESTERN ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                                                                                September 30,
                                                                                    1,998                        December 31,
                                                                                 (Unaudited)                        1,997
                                                                               ---------------                  --------------
ASSETS
------

Current Assets:
 Cash                                                                                  227,820                          14,686
 Restricted cash                                                                       113,940                         344,147
 Receivables:
  Trade, net of allowance of $11,080                                                   135,927                         178,313
  Due from stockholder                                                                  13,552                           4,252
  Due from affiliated partnerships                                                           0                           1,187
  Prepaid expenses and other                                                            49,040                          20,350
                                                                               ---------------                  --------------
Total current assets                                                                   540,279                         562,935
                                                                               ---------------                  --------------

Property and Equipment:
 Oil and gas properties (successful efforts method)                                  7,456,187                       2,955,683
 Other property and equipment                                                          380,883                         378,419
                                                                               ---------------                  --------------
                                                                                     7,837,070                       3,334,102
 Less accumulated depreciation and depletion                                         1,215,652                         974,668
                                                                               ---------------                  --------------
Net property and equipment                                                           6,621,418                       2,359,434
                                                                               ---------------                  --------------

Deferred loan costs                                                                     52,267                               0
Other assets                                                                            55,162                          64,912
                                                                               ---------------                  --------------
Total Assets                                                                         7,269,126                       2,987,281
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

                        PAN WESTERN ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)




                                                         Three Months Ended September 30,         Nine Months Ended September 30,
                                                         --------------------------------         -------------------------------
                                                             1998                1997                 1998               1997
                                                         -------------       ------------         -------------      ------------
REVENUE:
 Oil and gas sales                                             237,659            323,000               685,266         1,071,432
 Operating income                                               17,833             19,243                61,146            79,271
                                                         -------------       ------------         -------------      ------------
                                                               255,491            342,243               746,412         1,150,703
                                                         -------------       ------------         -------------      ------------

OPERATING EXPENSES:
 Lease operating                                               198,814            112,069               407,303           454,171
 Salaries and wages                                             82,071             87,000               281,016           273,368
 Depreciation, depletion and amortization                      107,325             80,132               236,983           237,097
 General and administrative                                    147,071            141,383               401,735           353,355
                                                         -------------       ------------         -------------      ------------
                                                               535,281            420,584             1,327,036         1,317,991
                                                         -------------       ------------         -------------      ------------
OPERATING INCOME (LOSS)                                       (279,789)           (78,341)             (580,624)         (167,288)
                                                         -------------       ------------         -------------      ------------

OTHER INCOME (EXPENSE):
 Loss from rental operations, net                               (4,792)            (5,641)              (11,179)          (12,290)
 (Loss) gain on sale of assets, net                                640              1,460                 3,935            45,737
 Interest income                                                 1,544              1,487                 4,551             4,593
 Interest expense                                             (127,489)           (53,610)             (250,371)         (157,459)
                                                         -------------       ------------         -------------      ------------
                                                              (130,097)           (56,304)             (253,064)         (119,419)
                                                         -------------       ------------         -------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES                             (409,886)          (134,645)             (833,688)         (286,707)

 Income taxes                                                        0                  0                     0                 0
                                                         -------------       ------------         -------------      ------------
NET INCOME (LOSS)                                             (409,886)          (134,645)             (833,688)         (286,707)
                                                         =============       ============         =============      ============

NET INCOME (LOSS) PER SHARE -
Basic And Diluted                                                (0.11)             (0.04)                (0.24)            (0.09)
                                                         =============       ============         =============      ============


Weighted Average Common Shares -
Basic And Diluted                                            3,621,873          3,345,166             3,465,331         3,298,012
                                                         =============       ============         =============      ============


    See accompanying notes to unaudited consolidated financial statements.

                        PAN WESTERN ENERGY CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                  (UNAUDITED)


                                                                Additional                                          Total
                                                  Common         Paid-In           Accumulated       Treasury     Stockholders'
                                                  Stock          Capital            Deficit           Stock         Equity
                                              ----------------------------------------------------------------------------------

Balances, December 31, 1997                         44,487      1,837,253          (1,539,702)       (218,982)        123,056

Issuance of stock                                    2,544         73,531                                              76,075

Net Income (loss)                                                                    (833,688)                       (833,688)
                                              ----------------------------------------------------------------------------------
Balances, September 30, 1998                        47,031      1,910,784          (2,373,390)       (218,982)       (634,557)
                                              ==================================================================================


See accompanying notes to unaudited consolidated financial statements.

                        PAN WESTERN ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                            Nine Months                          Nine Months
                                                                               Ended                                Ended
                                                                           September 30,                        September 30,
                                                                               1998                                1,997
                                                                         -----------------                     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                (833,688)                            (286,707)
 Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation, depletion and amortization                                         236,983                              260,100
  (Gain) loss on sale of assets, net                                                (3,935)                             (45,737)
  (Increase) decrease in receivables                                                34,272                              106,875
  (Increase) decrease in prepaid expenses and other assets                         (19,433)                             (65,788)
  Increase (decrease) in accounts payable                                          344,719                             (202,378)
  Increase (decrease) in accrued liabilities                                        49,501                              (13,728)
  Increase (decrease) in undistributed oil and gas revenues                        (19,892)                             (32,040)
                                                                         -----------------                     ----------------
Net cash provided by (used in) operating activities                               (211,473)                            (279,402)
                                                                         -----------------                     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                           (4,580,428)                              (9,866)
 Purchase of certificate of deposit                                                 (4,370)                              (4,145)
 Proceeds from the disposal of oil and gas properties                                7,155                              130,000
                                                                         -----------------                     ----------------
Net cash used in investing activities                                           (4,577,642)                             115,989
                                                                         -----------------                     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from long-term debt                                                    6,815,290                              301,464
 Repayment of long-term debt                                                    (1,824,115)                            (510,923)
 Proceeds from sale of common stock                                                 11,073                              205,889
                                                                         -----------------                     ----------------
Net cash provided by financing activities                                        5,002,249                               (3,571)
                                                                         -----------------                     ----------------

NET INCREASE  (DECREASE) IN CASH                                                   213,134                             (166,984)

CASH, BEGINNING OF PERIOD                                                           14,686                              232,699
                                                                         -----------------                     ----------------
CASH, END OF PERIOD                                                                227,820                               65,715
                                                                         =================                     ================

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                                                     191,673                              144,667
                                                                         =================                     ================
 Income taxes paid                                                                       0                                    0
                                                                         =================                     ================


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

                                        Three Months Ended                                   Nine Months Ended
                                           September 30                                        September 30
                                           ------------                                        ------------
                                       1998                 1997                          1998                 1997
                                -------------------  -------------------           -------------------  -------------------
Average price:
 Oil (per Bbl)                            $   12.20            $   18.80                    $    14.12           $    20.09
 Gas (per Mcf)                            $    1.62            $    1.68                    $     1.70           $     1.81

Production:
 Oil (Bbl)                                  8944.00             11337.00                      28533.00             35363.00
 Gas (Mcf)                                 79434.00             62233.00                     184810.00            194260.00


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

     General and administrative expenses increased by $5,688 from $141,383 during the three months ended September 30, 1997 to $147,071 during the three months ended September 30, 1998. Legal fees increased by approximately $3,300, loan fees increased by approximately $11,600, postage expense increased by approximately $2,165, telephone and communications expense increased by approximately $3,200, contract labor expense increased by $6,000 and travel and entertainment expense increased by approximately $8,400. These increases were partially offset by declines of approximately $20,000 in investment banking fees, approximately 3,400 in filing fees, and approximately $4,500 in printing and copying expense.

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


YEAR 2000 ISSUES.

     The Company has conducted a review of its systems, including both information technology (e.g. computer databases) and non-informational technology systems (e.g. building utilities) that use date data to identify the systems that could be affected by the "Year 2000" issue and is currently developing a plan to resolve the issue. The Year 2000 issue is a result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's affected programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

     Testing of the Company's systems began in the third quarter of 1998 and although the non-informational technology systems were found to be Year 2000 compliant, the Company's accounting software was found to be non-compliant. The Company has contacted the software vendor regarding their attempts to modify the software to make it Year 2000 compliant and the Company has been assured by the software vendor that they will complete the necessary modifications during the year 1999. As an alternative, the Company is currently reviewing other oil and gas accounting software packages which are already Year 2000 compliant. There are several oil and gas accounting software vendors with products which meet the Company's needs and in the event the Company must purchase new accounting software the cost of any conversion is currently not expected to exceed $50,000.

     The Company is also exposed to the risk that one or more of its vendors or service providers could experience Year 2000 problems that impact the ability of such vendor or service provider to provide goods and services. Though this is not considered a significant risk with respect to suppliers of oilfield goods, due to the availability of alternative suppliers, the disruption of certain services, such as electrical service for pumping wells, could have a material impact on the Company's operations. Further, the Company has initiated communications with its significant purchasers of its products and financial institutions to assess their Year 2000 readiness. To date, these efforts have not revealed any purchaser or banking services provider Year 2000 issues that the Company believes would have a material adverse impact on the Company's operations. However, if a vendor, purchaser or bank is found not to be Year 2000 compliant, the Company would be forced to contract with alternative entities. In the event the Company is forced to do so, such change is not expected to have a material impact on the Company's operations due to the number of available suppliers of these services and purchasers for the Company's oil and gas production.

     The Company currently believes based on its knowledge and representations of third parties that, with modifications to existing software and conversion to new software, the Year 2000 issue will not pose significant operational problems for the Company. However, if such modifications and conversions are not completed in a timely fashion, the Year 2000 issue may have a material adverse impact on the operations of the Company.

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

                                        PAN WESTERN ENERGY CORPORATION
                                                (Registrant)


Date: January 7, 1999                   /s/ SID L. ANDERSON
                                        -----------------------------------
                                        Sid L. Anderson
                                        President and Director
                                        (Principal Executive Officer)


Date: January 7, 1999                   /s/ CLAYTON E. WOODRUM
                                        -----------------------------------
                                        Clayton E. Woodrum
                                        Executive Vice President and Director
                                        (Principal Financial Officer)


Date: January 7, 1999                   /s/ VINCENT R. KEMENDO
                                        -----------------------------------
                                        Vincent R. Kemendo
                                        Vice President - Finance
                                        (Principal Accounting Officer)