Form 10KSB
period 1998-12-31
PAN WESTERN ENERGY CORP
filed 1999-04-15
CIK 1035168

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended : December 31, 1998
                                      -----------------

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________to___________

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

                         COMMON STOCK, $0.01 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes     X      No__________
                            ----------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. [ ]

As of December 31, 1998, 3,621,873 shares of the Registrants Common Stock, $0.01 par value, were outstanding.

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

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

     Pan Western Energy Corporation (the "Company") is an independent oil and gas company engaged in the acquisition, development and production of oil and gas in the United States. The Company was incorporated in 1981 under the laws of the State of Oklahoma with the objective of exploring for, developing, producing and managing oil and gas reserves. Early efforts of the Company focused on exploratory drilling in Oklahoma, Colorado, Kansas, Nebraska and Texas. Since 1989, the Company has focused primarily on the acquisition of producing oil and gas properties in Oklahoma and Texas. During 1995 and 1996, the Company acquired the producing oil and gas properties of six limited partnerships in which the Company was the general partner. These producing properties, along with producing properties acquired from others during the same period, significantly increased the Company's asset base. In addition, in August, 1998, the Company purchased 11 wells in Sherman County, Texas from Exxon Corporation. During the remainder of 1998, the average daily gross production from these 11 wells was approximately 848 mcf per day.

     The Company currently owns and operates producing oil and gas properties located in the states of Texas and Oklahoma and owns royalty interests in 14 non-operated wells located in the state of Ohio. Daily gross production from 104 wells operated by the Company in these states currently averages approximately 167 Bbls of oil and 1,470 Mcf of gas. Total daily production from both operated and non-operated wells, net to the Company's interest, averaged approximately 126 Bbls of oil and 1,027 Mcf of gas from a total of 70 net wells during the year ended December 31, 1998.

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

     The Company is currently reviewing several potential drilling prospects. These prospects are considered to be developmental in nature and management currently believes that the Company will participate in a developmental drilling project during 1999. It is management's opinion that the Company will need to participate in some amount of development drilling in the future to bolster its' reserve base and future cash flow.

DISPOSITIONS

     The Company closed the sale of all of its oil and gas properties located in the state of Kansas effective February 1, 1997. This sale included 7 gross (5.6 net) wells which had daily gross production of 20.5 (12.9 net) barrels of oil per day. Total proved developed oil reserves for these properties at December 31, 1996 were 33,010 barrels of oil. The sales price received by the Company was $120,000 which resulted in a gain on sale of approximately $44,000 in the year ended December 31, 1997.

     In November, 1997, the Company sold three wells and plugged two wells on its Stillwater, Oklahoma properties. The Company received cash consideration of $25,367 from these transactions and recorded a loss on the sale of properties in the approximate amount of $214,400.

     The Company had no producing property sales during the year ended December 31, 1998.

BUSINESS STRATEGY

     The Company's business strategy has been and will continue to be the acquisition of producing oil and gas properties and exploitation of those properties to maximize production and ultimate reserve recovery. The Company's present business strategy is to concentrate on expanding its asset base and cash flow primarily through emphasis on the following activities:

     . Acquiring additional producing oil and gas properties, including properties with potential for developmental drilling to maintain a significant inventory of undeveloped prospects and to enhance the Company's foundation for future growth;

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

ACQUISITION AND EXPLOITATION ACTIVITIES

     Acquisitions. Historically, the Company has allocated a substantial portion of its capital expenditures to the acquisition of producing oil and gas properties. In August 1998, the Company purchased 11 wells in Sherman County, Texas from Exxon Corporation. During the remainder of 1998, the average daily gross production from these 11 wells was approximately 848 mcf per day. The Company purchased a 100% working interest (87.5% net revenue interest) in these wells for a purchase price of approximately $4,200,000 which was funded by proceeds from the amended note with Triassic Energy LLP. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Capital Resources and Liquidity." In addition, the Company purchased a 3.125% working interest in a well that the Company already operated from an interest owner during December, 1998. The Company paid $2,000 to acquire this interest.

     During 1997, the Company acquired a .5% overriding royalty interest in a well which the Company operates. This interest was acquired from an individual's estate and the Company paid $500 for the interest. During 1997, the Company made several bids on oil and gas properties however, the Company was unsuccessful in acquiring any of these properties as higher bids than the Company's were accepted. During the fiscal years 1996 and 1995, the Company acquired properties with estimated oil and gas reserves of 706,949 and 1,843,970 Mcf of natural gas and 428,519 and 1,258,830 Bbls of oil for total costs of approximately $222,000 and $2,246,000 respectively. These acquisitions represent a cost of $0.41 per Boe in 1996 and $1.43 per Boe in 1995. The Company financed these acquisitions primarily through cash flow, bank borrowings and issuance of Common Stock.

     During 1996, the Company purchased from unaffiliated third parties four small working interests in producing wells which the Company operates. The total purchase price paid for these interests was $10,855. In addition, effective May 31, 1996, the Company acquired the remaining interests in two partnerships which had not been acquired in a 1995 transaction described below. The Company acquired these partnership interests in exchange for 46,320 shares of the Company's Common Stock. This acquisition was negotiated on behalf of the Company by its President, Sid Anderson, and the partnership interests acquired were valued at approximately $59,000 based upon the estimated value of the partnerships' oil and gas reserves as determined by an independent petroleum reservoir engineer. Also in 1996, the Company acquired the Northwest Antelope Mississippi Chat Unit located in Noble and Garfield Counties, Oklahoma from four unaffiliated sellers for a total purchase price of $152,500. This acquisition was negotiated on behalf of the Company by its President, Sid Anderson, and the purchase price was based on a review of the property by an independent petroleum reservoir engineer. One of the sellers in this transaction was Kato Operating Company. Approximately six months after this acquisition, the president of Kato Operating Company, Mr. B. E. (Bud) Livingston, was elected to the Board of Directors of the Company.

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

     Development Activities. The Company concentrates its acquisition efforts on proved producing properties which demonstrate a potential for significant additional development through workovers, behind-pipe recompletions, secondary recovery operations, the drilling of development or infill wells, and other exploitation activities which the Company may find appropriate. The Company has pursued an active workover and recompletion program on the properties it has acquired and intends to continue its workover and recompletion program in the future as properties acquired warrant. In connection with oil and gas property acquisitions, properties are reviewed and evaluated by the Company with a view toward taking the appropriate actions to maximize production. Such actions may include repair or replacement of equipment or more extensive efforts such as recompletion in a different producing zone or implementation of secondary recovery operations. The expenditures required for the Company's workover and recompletion program have historically been financed, and it is expected that they will continue to be financed, by borrowings and internally generated funds. During 1998, the Company spent approximately $553,000 on the development of properties that it owned and operated. In addition, the Company expects to spend at least an additional $972,000 on development activities during 1999. All of these funds are to be made available to the Company under the terms of the credit facility entered into on July 1, 1998. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Capital Resources and Liquidity."

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

     The Company operates 104 producing wells and owns non-operated interests in 14 producing wells and units in these states. Oil and gas sales from the Company's producing oil and gas properties accounted for substantially all of the Company's revenues for the years ended December 31, 1998 and 1997.


     The following summarizes the Company's principal areas of oil and gas production activity.

                                     AVERAGE        AVERAGE       NUMBER OF
                    LOCATION         WORKING      NET REVENUE     PRODUCING
FIELD NAME       (COUNTY, STATE)     INTEREST      INTEREST         WELLS
----------       ---------------     --------      --------         -----
Flowers           Stonewall, TX       100.00%       87.50%            14

Antelope          Noble and            97.98%       78.94%            14
                  Garfield, OK

Texas Hugoton     Sherman             100.00%       87.50%            11

Pegs Hills        Borden, TX          100.00%       80.00%             5

Higgins West      Lipscomb, TX        100.00%       82.20%             8

Kellin            Lipscomb, TX        100.00%       87.50%             2

Centrahoma        Coal, OK             83.02%       65.54%            12

Bowlegs           Seminole, OK        100.00%       87.50%             2

Fitts             Pontotoc, OK         81.97%       64.92%            13

Hardscrabble      Lincoln, OK          28.16%       22.27%             5


OIL AND GAS PARTNERSHIPS

     The Company is the sole general partner in Pan Western 1986 Drilling Program, Ltd. limited partnership ("1986 Program") and Pan Western 1987 Production Program, Ltd. limited partnership ("1987 Program"), whose purposes are the acquisition, drilling, development, production, marketing and operation of oil and gas properties. As general partner, the Company is entitled to 18.57% and 15% of the current earnings or losses for the 1986 and 1987 Programs, respectively, and is also entitled to a "back-in" interest upon payout. For additional information regarding these partnerships, See Note __ to the Company's Consolidated Financial Statements elsewhere in this Form 10KSB.

HORIZONTAL DRILLING

     The Company has entered into a license agreement with Amoco Corporation for a patented short-radius horizontal drilling and completion technology. The technology is designed to permit enhanced recovery of oil and gas from producing formations which have high bottom hole pressures but low permeability. This technology has been used in several oil and gas fields at both foreign and domestic locations. The Company currently plans to use this technology to maximize recoverable oil and gas reserves on a number of the Company's properties and to possibly offer the technology as a service to other oil and gas producers in the future. The Company currently plans to offer its customers a complete package of services needed to complete a short-radius horizontal extension without having to rely on several different contractors as is the case with most of the other companies offering horizontal drilling services. The Company plans to offer these services through its wholly-owned subsidiary, Lateral Completion Technologies, Inc. ("LCT"). The Company currently estimates the costs to fund the initial operations of LCT to be approximately $2,000,000 for the purchase of drilling and associated equipment necessary to exploit the Amoco technology and approximately $750,000 for working capital for the first year of operation. The Company is attempting to obtain the required funding through a joint venture arrangement with an industry partner or through debt or equity financing however, to date the Company has been unsuccessful in its attempts to obtain the funding on any terms and no assurance can be given that such capital will be available on terms satisfactory to the Company.

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

     Substantially all of the Company's crude oil and condensate production is sold at posted prices under short term contracts, as is customary in the industry. The most significant purchasers of the Company's oil and gas production during the year ended December 31, 1998 were Conoco Oil Company, GPM Gas Corporation, Amoco Production Company, Mega II, LLC., and Sun Oil Company which accounted for approximately 16%, 16%, 14%, 13% and 11% of the Company's total oil and gas revenues, respectively. The most significant purchasers of the Company's production during the year ended December 31, 1997 were Conoco Oil Company, Total Petroleum, Inc., Mega II, LLC., and Sun Oil Company which accounted for 18%, 17%, 14% and 11% of the Company's total oil and gas revenues, respectively. No other purchaser of crude oil or natural gas during these periods exceeded 10% of the Company's oil and gas sales.

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

REGULATION

     The oil and gas industry is extensively regulated by federal, state and local authorities. Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, have issued rules and regulations applicable to the oil and gas industry and its individual members, some of which carry substantial penalties for the failure to comply. The regulatory burden on the oil and gas industry increases its cost of doing business and, consequently, affects its profitability. Inasmuch as such laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations.

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

     Certain of the Company's oil and gas leases are granted by the federal government and administered by various federal agencies. Such leases require compliance with detailed federal regulations and orders which regulate, among other matters, drilling and operations on these leases and calculation of royalty payments to the federal government. The Mineral Lands Leasing Act of 1920 places limitations on the number of acres under federal leases that may be owned in any one state. While the Company does not have a substantial federal lease acreage position in any state or in the aggregate, the Company does own interests in federal oil and gas leases which produce amounts of oil and gas material to the Company The Mineral Lands Leasing Act of 1920 and related regulations also may restrict a corporation from holding title to federal onshore oil and gas leases if stock of such corporation is owned by citizens of foreign countries which are not deemed reciprocal under such Act. Reciprocity depends, in large part, on whether the laws of the foreign jurisdiction discriminate against a United States person's ownership of rights to minerals in such jurisdiction. The purchase of shares in the Company by citizens of foreign countries who are not deemed to be reciprocal under such Act could have an impact on the Company's ownership of federal leases.

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

     Natural Gas Sales and Transportation. Federal legislation and regulatory controls have historically affected the price of the gas produced by the Company and the manner in which such production is marketed. The transportation and sale for resale of gas in interstate commerce are regulated pursuant to the Natural Gas Act of 1938 (the "NGA") and the Natural Gas Policy Act of 1978 (the "NGPA") and Federal Energy Regulatory Commission ("FERC") regulations promulgated thereunder. Since 1978, maximum selling prices of certain categories of gas, whether sold in interstate or intrastate commerce, have been regulated pursuant to the NGPA. The NGPA established various categories of gas and provided for graduated deregulation of price controls of several categories of gas and the deregulation of sales of certain categories of gas. All price deregulation contemplated under the NGPA has already taken place.

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

EMPLOYEES

     As of December 31, 1998 the Company employed a total of six full time employees at its offices in Tulsa, Oklahoma consisting of 2 production and land personnel, one of whom is an executive officer, and 4 financial, accounting and administrative personnel, three of whom are executive officers. The Company also has one full time field employee in the state of Texas. In addition, the Company engages the services of 12 contract field personnel. The Company believes its relations with its employees and contractors are excellent.

ITEM 2.   DESCRIPTION OF PROPERTY

OIL AND GAS PROPERTIES

     All of the Company's oil and gas properties, reserves and activities are located onshore in the continental United States in the states of Texas and Oklahoma. There are no quantities of oil or gas produced by the Company which are subject to long-term supply or similar agreements with foreign governmental authorities.

     Oil and Gas Reserves. Williamson Petroleum Consultants, Inc., an independent petroleum engineering consulting firm, has made estimates of the Company's oil and gas reserves as of January 1, 1999 and January 1, 1998 and Sycamore Resources, LLC ("Sycamore Resources)", an independent petroleum engineering consulting firm, has made estimates of the Company's oil and gas reserves as of January 1, 1997. Each of these reports cover the estimated present value of future net cash flows before income taxes (discounted at 10%) attributable to the Company's proved developed reserves, as well as its proved undeveloped reserves and estimated future net cash flows from such reserves. The Williamson report for January 1, 1999 includes the Company's oil and gas properties in the Texas Hugoton Field which the Company purchased in August, 1998. The Sycamore Resources report includes the Company's oil and gas properties located in the state of Kansas which have subsequently been sold, and none of the reports includes the Company's royalty interests in 14 wells located in the state of Ohio which are not material to the Company's total oil and gas reserves.

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

     The following tables set forth estimates of the proved oil and natural gas reserves of the Company as of January 1, 1999, as evaluated by Williamson Petroleum Consultants, Inc.

                   OIL (BBLS)                         GAS (MCF)
                   ----------                         ---------
             DEVELOPED UNDEVELOPED      TOTAL    DEVELOPED UNDEVELOPED    TOTAL
             ---------------------   ----------  ---------------------   -------
Oklahoma
Texas
 Total

     The following table sets forth amounts as of December 31, 1998 determined in accordance with the requirements of the applicable accounting standards, of the estimated future net cash flows from production and sale of the proved reserves attributable to the Company's oil and gas properties before income taxes and the present value thereof. Benchmark prices used in determining the future net cash flow estimates as of January 1, 1999 were $____ per barrel for oil and $____ per Mcf for gas.


                                                AT DECEMBER 31, 1998
                               ------------------------------------------------------
                                                  (IN THOUSANDS)

                                                      PROVED      PROVED      TOTAL
                                                     DEVELOPED  UNDEVELOPED   PROVED
                                                     RESERVES    RESERVES    RESERVES
                                                     ---------  -----------  --------
       Estimated future net cash flows from
       proved reserves before income taxes              $            $         $

       Present value of estimated future net cash
       flows from proved reserves before income
       taxes (discounted at 10%)                        $            $         $

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

     For further information on reserves, costs relating to oil and gas activities, and results of operations from producing activities, see Note __ to the Company's Consolidated Financial Statements - Supplementary Financial Information About Oil and Gas Producing Activities (unaudited).

     Productive Wells and Acreage. The following table sets forth the Company's producing wells and Developed Acreage assignable thereto at December 31, 1998.

                          PRODUCTIVE WELLS
              --------------------------------------------------
     DEVELOPED ACREAGE       OIL           GAS          TOTAL
     -----------------  ------------  ------------  ------------
      GROSS      NET    GROSS   NET   GROSS   NET   GROSS  NET
     --------  -------  -----  -----  -----  -----  -----  -----
      22,341    19,527     68  53.84     36  22.74    104  76.58

     At December 31, 1998, the Company held no undeveloped acres.

     Production, Unit Prices and Costs. The following table set forth information with respect to production and average unit prices and costs for the periods indicated.

                                 YEAR ENDED DECEMBER 31
                                1998      1997      1996
                              --------  --------  --------
     PRODUCTION:
          Gas (Mcf)            374,983   250,409   263,123
          Oil (Bbls)            46,140    45,136    56,871

     AVERAGE SALES PRICES:
          Gas (per Mcf)       $   1.47  $   1.88  $   1.86
          Oil (per Bbl)          12.96     19.85     20.85

     AVERAGE LEASE OPERATING
     COSTS PER BOE (1)        $   5.94  $   6.86  $   7.20

(1) The components of production costs may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include production taxes, lease overhead, maintenance and repair, labor and utilities.

     In August, 1998, the Company acquired 11 wells in Sherman County, Texas from Exxon Corporation. These wells are primarily gas producing wells and are located in the Texas Hugoton Filed. If these wells had been excluded from the table above, the gas production for the year ended December 31, 1998 would have declined to 218,899 Mcf, the average gas price for the year ended December 31, 1998 would have increased to $1.50 per Mcf, and the average lease operating costs per Boe would have increased to $6.78 per Boe for the year ended December 31, 1998.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the year ended December 31, 1998 to a vote of the security holders.


                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Shares of the Company's Common Stock are traded on the Nasdaq OTC Electronic Bulletin Board under the symbol "PWEC". High and low prices reported below are from the OTC Electronic Bulletin Board and reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions. From June, 1997 to March, 1998 there was no public market for the Company's Common Stock. The Company became a public company by virtue of filing a Form 10SB which became effective on June 26, 1997.

     Calendar Period                        High             Low
     ---------------                        -----           -----
     Fourth Quarter, 1998                   1 3/8             1/4

     Third Quarter, 1998                    1 3/4           1 1/8

     Second Quarter, 1998                   2 3/8           1 1/8

     First Quarter, 1998                    N/A             N/A

There have been no dividends declared or paid to the owners of the common stock. It is the Company's present policy to retain any earnings for working capital purposes, and accordingly the Company does not expect to pay dividends in the foreseeable future.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the two fiscal years ended December 31, 1998, the Company has not filed any Current Report on Form 8-K reporting any change in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.


                                   PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The following table sets forth the executive officers and directors of the Company as of December 31, 1998.

    NAME                    AGE                   POSITION
    ----                    ---                   --------

Sid L. Anderson              51      Chairman of the Board, President and
                                     Chief Executive Officer

Clayton E. Woodrum           58      Executive Vice President, Secretary and
                                     Director

Buddie E. Livingston, II     44      Vice President - Operations

Vincent R. Kemendo           44      Vice President and Chief Financial
                                     Officer

B. E. (Bud) Livingston       70      Director

Frederick A. Bendana         47      Director

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

     Sid L. Anderson. Mr. Anderson has served as Chairman of the Board of Directors and President of the Company since its organization in 1981. From 1977 to 1981, Mr. Anderson was engaged in the private practice of law, specializing in taxation. From 1972 to 1977 Mr. Anderson was employed as a tax manager with KPMG Peat Marwick (formerly Peat, Marwick, Mitchell & Co.) in Tulsa, Oklahoma. Mr. Anderson received his Bachelor of Business Administration in Accounting and his Juris Doctor degrees from the University of Oklahoma in 1969 and 1972, respectively. Mr. Anderson was admitted to the Oklahoma Bar Association in 1972 and became a Certified Public Accountant in Oklahoma in 1974. Mr. Anderson is currently a member of the Natural Gas Committee and is a former Director of the Oklahoma Independent Petroleum Association. He is also a member of the Executive Advisory Board for the College of Business Administration at the University of Tulsa and a Regent of Rogers University. Mr. Anderson is a Trustee and former Chairman of the Tulsa Industrial Authority.

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

     Frederick A. Bendana, age 47, has been nominated to serve as a Director beginning immediately after the Meeting. Mr. Bendana has been Chairman of Ben-Trei, Ltd since 1987. Ben-Trei, Ltd. is a global chemical fertilizer marketing, production and investment company. From April, 1981 to 1987 Mr. Bendana was associated with International Chemical Company where he held several positions before resigning as senior vice president and a member of the executive committee. Prior to this, Mr. Bendana held positions in both U.S. and Nicaraguan chemical companies. Mr. Bendana graduated from Rutgers University in 1973 with a Bachelor of Science in Agricultural Economics. Mr. Bendana is a member and has a board member of numerous educational and civic organizations including, Rogers University Board of Regents, The University Center at Tulsa Trust Authority, The Hispanic-American Foundation, and Tulsa Global Alliance.

DIRECTOR AND OFFICER SECURITIES REPORTS

     The Federal securities laws require the Company's Directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any equity securities of the Company. Copies of such reports are required to be furnished to the Company. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, there were no persons subject to these reporting requirements who failed to file the required reports on a timely basis with respect to the Company's most recent fiscal year.

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

                                                  SUMMARY COMPENSATION TABLE
                                                                               LONG TERM COMPENSATION
                                                                               ----------------------
                                    ANNUAL COMPENSATION                        AWARDS                PAYOUTS
                                    -------------------                        ------                -------
                                                                       RESTRICTED SECURITIES
                                                      OTHER ANNUAL       STOCK     UNDERLYING     LTIP    ALL OTHER
NAME AND PRINCIPAL                 SALARY    BONUS    COMPENSATION      AWARDS      OPTIONS/    PAYOUTS     COMP
POSITION                     YEAR   ($)       ($)        ($)(1)           ($)       SARS (#)      ($)        ($)
--------                     ----  -------   -----    -----------      -------     ----------   -------   ---------
Sid L. Anderson,             1998  150,000   6,250    81,584/(2)/          ---       221,468       ---          ---
Chairman                     1997  150,000   6,250    85,130/(3)/          ---       330,000       ---          ---
and President                1996  150,000   6,250    94,347/(4)/          ---           ---       ---          ---

Buddie E. Livingston, II     1998   52,000   2,500       ---               ---           ---       ---          353
Vice President of            1997   48,000   2,000       ---               ---        80,000       ---          353
Operations                   1996   48,000   2,000       ---               ---           ---       ---          216


Vincent R. Kemendo           1998   44,000   2,167       ---               ---           ---       ---          ---
Vice President of            1997   40,000   1,667       ---               ---        80,000       ---          ---
Finance                      1996   40,000   1,667       ---               ---           ---       ---          ---

(1) Except as noted, none of the executive officers listed received perquisites or other personal benefits that exceeded the lesser of $50,000 or 10 percent of the salary and bonus for such officers.

(2) Includes a $35,080 guaranty fee paid to Mr. Anderson (see "Employment Agreements"), a total of $15,503 which represents the fair value of common stock received upon exercise of options, and a total of $31,001 paid by the Company to or on behalf of Mr. Anderson for country club dues and automobile allowance.

(3) Includes a $63,754 guaranty fee paid to Mr. Anderson (see "Employment Agreements") and a total of $21,376 paid by the Company to or on behalf of Mr. Anderson for country club dues, automobile allowance and life insurance premiums.

(4) Includes a $75,370 guaranty fee paid to Mr. Anderson (see "Employment Agreements") and a total of $18,977 paid by the Company to or on behalf of Mr. Anderson for country club dues, automobile allowance and lease expense and life insurance premiums.

BONUS PLAN

     The Company has an incentive compensation bonus plan in effect for certain salaried employees other than its President. The annual bonus pool is equal to 10% of annual net income of the Company in excess of $100,000. The plan is currently administered and allocated among the eligible employees by the Company's Board of Directors. No awards have been made under this plan since its inception.

STOCK OPTIONS

     Director Stock Option Plan. The Company has adopted a Directors' Stock Option Plan pursuant to which non-employee Directors of the Company may be granted options to purchase shares of Common Stock of the Company. The total number of shares which may be issued pursuant to this plan is 150,000 shares of Common Stock. The plan provides that the exercise price of options granted pursuant to the plan shall not be less than the fair market value of the shares of Common Stock on the date of grant and that options granted are exercisable for the lesser of ten years from the date of grant or 30 days following termination as a member of the Company's Board of Directors. The plan is administered by the Board of Directors. Through December 31, 1998, options to purchase 32,500 shares of the Company's Common Stock at an exercise price ranging from $1.30 to $1.40 per share had been granted and were outstanding under this plan.

     Employee Stock Option Plan. The Company has adopted an Employee Stock Option Plan pursuant to which employees and any other persons who perform substantial services for or on behalf of the Company may be granted options to purchase shares of Common Stock of the Company. Directors who are also employees are eligible to receive options under this plan. The total number of shares which may be issued pursuant to this plan is 100,000 shares of Common Stock. The plan provides that the exercise price of options granted pursuant to the plan shall not be less than the fair market value of the shares of Common Stock on the date of grant and that options granted are exercisable for the lesser of ten years from the date of grant or 30 days following termination of employment with the Company. The plan is administered by the Board of Directors. Through December 31, 1998, no options had been granted under this plan.

     During the year ended December 31, 1998, there were no issuances of stock options under the Directors Stock Option Plan or the Employee Stock Option Plan. There were however 32,500 Director Stock Options canceled during the year ended December 31, 1998 due to the resignation of two Directors of the Company. In addition, during the year ended December 31, 1998, the Company issued 221,468 stock options exercisable at $0.05 per share to the President of the Company. These options were not issued under either of the Company's stock option plans and were exercised on June 16, 1998. The Company recorded compensation expense of $15,503, representing the difference between the fair market value of the stock and the exercise price. Other than these option grants, there were no restricted stock awards granted, no options or stock appreciation rights were exercised, and no awards under any long-term incentive plan were made to any officer or employee of the Company during the year ended December 31, 1998.

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

     The following table sets forth information relating to the exercises of stock options by each of the Company's officers and directors during the year ended December 31, 1998 and the value of unexercised stock options as of December 31, 1998.

                   AGGREGATED OPTION EXERCISES IN THE FISCAL
                       YEAR ENDED DECEMBER 31, 1998 AND
                        DECEMBER 31, 1998 OPTION VALUES

                             OPTION EXERCISES
                                DURING YEAR
                           ENDED DECEMBER 31, 1998            NUMBER OF SECURITIES
                           -----------------------
                              NUMBER OF                       UNDERLYING UNEXERCISED            VALUE OF UNEXERCISED
                               SHARES                             OPTIONS AT                    IN-THE-MONEY OPTIONS
                              ACQUIRED     VALUE               DECEMBER 31, 1998               AT DECEMBER 31, 1998
                                                          -------------------------------------------------------------
   NAME                     ON EXERCISE   REALIZED        UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE    EXERCISABLE
   ----                     -----------   --------        -------------     -----------    -------------    -----------
Sid L. Anderson               221,468      $15,503          99,000/(1)/    238,500/(1)/      $    ---          $ ---
Clayton E. Woodrum              None         None           24,000/(2)/     73,500/(2)/           ---            ---
Buddie E. Livingston II         None         None           24,000/(3)/     56,000/(3)/           ---            ---
Vincent R. Kemendo              None         None           24,000/(4)/     56,000/(4)/           ---            ---
B. E. (Bud) Livingston          None         None              ---          15,000/(5)/           ---            ---
Frederick A. Bendana            None         None              ---             ---                ---            ---


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

(5) Reflects 15,000 options granted in January, 1997 under the Company's Directors' Stock Option Plan, exercisable at $1.40 per share

WARRANTS

     As part of the credit facility the Company entered into on July 1, 1998, the Company issued 200,000 warrants to the lender. These warrants are exercisable at any time at $2.00 per share and they expire on June 30, 2003. In addition, On August 1, 1999, the Company amended its credit facility with this lender and as a part of this amendment, the Company issued the lender an additional 200,000 warrants which are also exercisable at any time at $2.00 per share and expire on June 30, 2003. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Financing Arrangements."

EMPLOYMENT AGREEMENTS

     The Company has entered into an employment agreement with Sid L. Anderson, President of the Company. The term of Mr. Anderson's Employment Agreement continues until the later of October 31, 2000 or so long as Mr. Anderson is a personal guarantor of any of the Company's debt. Under this Agreement, Mr. Anderson receives a base salary of $150,000 per year, plus additional annual incentive compensation in an amount equal to 10% of the Company's annual pre-tax income in excess of $150,000. In addition, Mr. Anderson is entitled to participate in all benefit programs the Company makes available to employees. The Agreement also provides for the payment to Mr. Anderson of an automobile allowance of $1,000 per month, and such other benefits as may be determined from time to time by the Board of Directors of the Company. In addition, under the terms of a separate Guaranty Fee Agreement between Mr. Anderson and the Company, Mr. Anderson is entitled to a semi-annual payment of an amount equal to the greater of $15,000 or 3% of the aggregate amount of Company indebtedness guaranteed personally by him. To secure payment of this fee, the Company has granted Mr. Anderson a security interest in the Company's equipment, inventory, fixtures, receivables and other assets. Mr. Anderson's Employment Agreement provides that the Company has the right to terminate the Agreement at any time upon written notice and, unless the Agreement has been terminated for cause, as defined, the Company is obligated to pay Mr. Anderson the compensation payable for the remainder of the term of the Agreement, including any incentive compensation, vacation pay or accrued employee benefits. Mr. Anderson has the right to terminate his employment with the Company upon 30 days written notice in which event, the Company is only obligated to compensate him under the terms of the Agreement up to the date of termination. The Agreement also contains provisions restricting Mr. Anderson from engaging in business activities in competition with the Company.

     The Company has also entered into employment agreements with Buddie E. Livingston, II, and Vincent R. Kemendo pursuant to which they are employed by the Company as Vice President - Operations and Vice President - Finance, respectively. The agreements with Messrs. Livingston and Kemendo expire on December 31, 2000, unless extended by the Company's Board of Directors. Under these agreements, Messrs. Livingston and Kemendo receive base salaries of $48,000 and $40,000 per year, respectively. In addition, Messrs. Livingston and Kemendo are entitled to participate in all benefit programs the Company makes available to employees. Under their agreements, Messrs. Livingston and Kemendo are eligible to participate in the Company's incentive compensation bonus plan. See "Bonus Plan". The Company has the right to terminate each of these employment agreements upon written notice and, unless the agreement has been terminated for cause, as defined, the Company is obligated to pay the terminated individual the compensation payable for the remainder of the term of his agreement, including any incentive compensation, vacation pay or accrued employee benefits. Messrs. Livingston and Kemendo each have the right to terminate their employment agreements with the Company upon 30 days written notice to the Company in which event the Company is only obligated to compensate the individual up to the date of termination. Each of the Employment Agreements also contain certain provisions restricting Messrs. Livingston and Kemendo from engaging in business activities in competition with the Company. In September, 1998 the base salaries of Messrs. Livingston and Kemendo were increased to $60,000 and $52,000 per year, respectively.

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

     As of December 31, 1998, the Company had 3,621,873 issued and outstanding shares of Common Stock, the Company's only class of equity securities issued and outstanding. The following table sets forth, as of December 31, 1998, the number and percentage of shares of Common Stock of the Company owned beneficially by
(i) each director of the Company, (ii) each Named Officer of the Company named in the Summary Compensation Table, (iii) all directors and executive officers of the Company as a group, and (iv) each person known to the Company to own of record or beneficially more than five percent of the Company's Common Stock. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to the shares indicated. As of December 31, 1998, the Company had 295 holders of Common Stock of record.

                                      NUMBER OF SHARES
NAME OF BENEFICIAL OWNER             BENEFICIALLY OWNED    PERCENT OF CLASS(1)
------------------------             ------------------    -------------------
Sid L. Anderson(2)(5)                       1,647,468              42.7%

Clayton E. Woodrum(3)                          91,350               2.5%

Buddie E. Livingston, II(2)(5)                 56,000               1.5%

Vincent R. Kemendo(2)(5)                      118,500               3.2%

B.E. (Bud) Livingston(2)(6)                    15,000                 *

Frederick A. Bendana(7)                           500                 *

Pangloss International, S.A.(4)               481,250              11.7%

All Executive Officers and                  1,928,818              47.5%
Directors as a group (6 persons)(2)(3)

*    less than one percent

(1) Based upon 3,621,873 issued and outstanding shares of Common Stock at December 31, 1998. Shares of Common Stock which an individual or group has the right to acquire within 60 days pursuant to the exercise of options, warrants, or other convertible securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other individual or group shown in the table.

(2) Includes (a) with respect to Mr. Anderson, 238,500 shares issuable to him upon exercise of presently exercisable options; (b) with respect to Mr. Livingston, II 56,000 shares issuable to him upon exercise of presently exercisable options; (c) with respect to Mr. Kemendo, 56,000 shares issuable to him upon exercise of presently exercisable options; and (d) with respect to Mr. Livingston, 15,000 shares issuable to him upon exercise of presently exercisable options.

(3) Includes 17,850 shares held by Mr. Woodrum's spouse and 73,500 shares issuable to Mr. Woodrum upon exercise of presently exercisable options. The address of Mr. Woodrum is Suite 605, 9 East 4th Street, Tulsa, Oklahoma 74103.

(4) Includes 225,000 shares issuable to Pangloss International, S.A. upon exercise of presently exercisable Common Stock purchase warrants. The address of Pangloss International, S.A. is New Moon House, Eastern Road, Nassau, Bahamas. Pangloss International, S.A. is a Bahamian corporation, all of the outstanding shares of which are owned by Robert A. Nihon who, by reason of such ownership, may be deemed the beneficial owner of the Company's securities held of record by Pangloss International, S.A. Mr. Nihon's address is the same as the address of Pangloss International.

(5) The address of Messrs. Anderson, Kemendo and Livingston, II is Suite 300, 1850 South Boulder, Tulsa, Oklahoma 74119.

(6) The address of Mr. Livingston is Highway 66 North, Turnpike Gate, Bristow, Oklahoma 74010.

(7)  The address of Mr. Bendana is 7747 South Harvard Place, Tulsa, Oklahoma
     74136.

     There are no arrangements known to management which may result in a change in control of the Company.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In 1995, the Company began paying a fee to Sid L. Anderson, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to the terms of a Guaranty Fee Agreement. Under the terms of this Agreement, Mr. Anderson receives an annual fee for guaranteeing Company debt equal to the greater of $15,000 or 3% of the guaranteed debt. During 1998, 1997 and 1996, fees paid to Mr. Anderson under this Agreement were approximately $35,080, $64,000 and $75,000, respectively.

     The Company incurs fees for tax and accounting services provided by a firm in which Clayton E. Woodrum, Executive Vice President and a Director of the Company, is a partner. Amounts paid by the Company to this firm during 1998, 1997 and 1996 were $10,407, $11,359 and $39,943, respectively. In addition, during 1996, the Company issued a total of 35,700 shares of Common Stock to this firm in payment for services rendered. The value assigned to this stock, $49,980, was based on billings received from the firm. At the request of the firm, 17,850 of these shares were issued to Pat Woodrum, spouse of Clayton E. Woodrum, and 17,850 of these shares were issued to Andrea Kemendo, spouse of a partner in the firm. The Company also incurs fees for business advisory services with a firm affiliated with this board member. Such amounts incurred in 1998 and 1997 were $36,000 and $37,424, respectively.

     Pursuant to an agreement signed in February 1996, B. E. (Bud) Livingston, a member of the Company's Board of Directors, will provide evaluation and reservoir engineering services to the Company with respect to oil and gas wells in Coal County, Oklahoma and Borden and Stonewall Counties, Texas in exchange for an amount equal to the net of a percentage of the net revenue interest and a percentage of the lease operating expenses attributable to certain producing oil and gas wells located in Garfield and Noble Counties, Oklahoma. During 1997 and 1996, no amounts were paid by the Company to Mr. Livingston pursuant to this Agreement. However, a company affiliated with this director provides well operation services to the Company. Such amounts incurred in 1998, 1997 and 1996 were $7,114, $9,237 and $22,087, respectively.

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

                                    Date:  April 13, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Sid L. Anderson
    ----------------------------------------------   Date: April 13. 1999
         Chairman of the Board, President, and
         Chief Executive Officer


By:  /s/ Clayton E. Woodrum
    ----------------------------------------------   Date: April 13. 1999
         Executive Vice President and Director
         (Principal Financial Officer)


By:  /s/ Vincent R. Kemendo
    ----------------------------------------------   Date: April 13. 1999
         Vice President - Finance and Chief
         Financial Officer (Principal Accounting
         Officer)


By:  /s/ Bud E. Livingston
    ----------------------------------------------   Date: April 13. 1999
         Director


By:  /s/ Frederick A. Bendana
    ----------------------------------------------   Date: April 13. 1999
         Director