Form 10KSB/A
period 1998-12-31
PAN WESTERN ENERGY CORP
filed 1999-06-07
CIK 1035168

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              AMENDMENT NO. 2 TO:

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended: December 31, 1998
                                       -----------------

     [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________to_________________________

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

                         COMMON STOCK, $0.01 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X      No___
   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. [_]

As of December 31, 1998, 3,621,873 shares of the Registrants Common Stock, $0.01 par value, were outstanding.

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

Oil and Gas Partnerships

     The Company is the sole general partner in Pan Western 1986 Drilling Program, Ltd. limited partnership ("1986 Program") and Pan Western 1987 Production Program, Ltd. limited partnership ("1987 Program"), whose purposes are the acquisition, drilling, development, production, marketing and operation of oil and gas properties. As general partner, the Company is entitled to 18.57% and 15% of the current earnings or losses for the 1986 and 1987 Programs, respectively, and is also entitled to a "back-in" interest upon payout. For additional information regarding these partnerships, See Note 2 to the Company's Consolidated Financial Statements elsewhere in this Form 10KSB.

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

                                       Oil (Bbls)                      Gas (Mcf)
                                       ----------                      ---------
                             Developed   Undeveloped   Total     Developed  Undeveloped     Total
                             -----------------------   -----     ----------------------   ----------
Oklahoma                        58,854           0      58,854   1,963,124     967,805     2,930,929
Texas                          427,897     147,854     575,751   9,363,595   8,851,026    18,214,621
                               -------     -------     -------  ----------   ---------    ----------
Total                          486,751     147,854     634,605  11,326,719   9,818,831    21,145,550
                               =======     =======     =======  ==========   =========    ==========

     The following table sets forth amounts as of December 31, 1998 determined in accordance with the requirements of the applicable accounting standards, of the estimated future net cash flows from production and sale of the proved reserves attributable to the Company's oil and gas properties before income taxes and the present value thereof. Benchmark prices used in determining the future net cash flow estimates as of January 1, 1999 were $10.58 per barrel for oil and $1.39 per Mcf for gas.

                                             At December 31, 1998
                                        -----------------------------
                                               (In Thousands)

                                               Proved      Proved      Total
                                              Developed  Undeveloped   Proved
                                               Reserves    Reserves   Reserves
                                              ---------  -----------  --------
Estimated future net cash flows from
proved reserves before income taxes            $ 14,200     $ 10,301  $ 24,501

Present value of estimated future net cash
flows from proved reserves before income
taxes (discounted at 10%)                      $  7,204     $  4,280  $ 11,484

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

     For further information on reserves, see Note 12 to the Company's Consolidated Financial Statements - Supplementary Information About Oil and Gas Producing Activities (unaudited).

     Productive Wells and Acreage. The following table sets forth the Company's producing wells and Developed Acreage assignable thereto at December 31, 1998.

                                   Productive Wells
        ---------------------------------------------------------
Developed Acreage        Oil            Gas           Total
-----------------   -----------    -----------    ---------------
  Gross    Net      Gross   Net    Gross   Net    Gross     Net
  -----    ------   -----  -----   -----  -----   -----     -----
  22,341   19,527    68    53.84    36    22.74    104      76.58

     At December 31, 1998, the Company held no undeveloped acres.

     Production, Unit Prices and Costs. The following table set forth information with respect to production and average unit prices and costs for the periods indicated.

                                  Year Ended December 31
                                1998      1997      1996
                              -------  --------   ---------
     PRODUCTION:
          Gas (Mcf)           374,983    250,409    263,123
          Oil (Bbls)           46,140     45,136     56,871

     AVERAGE SALES PRICES:
          Gas (per Mcf)       $  1.47   $   1.88  $    1.86
          Oil (per Bbl)         12.96      19.85      20.85

     AVERAGE LEASE OPERATING
     COSTS PER BOE (1)        $  5.94   $   6.86  $    7.20


(1) The components of production costs may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include production taxes, lease overhead, maintenance and repair, labor and utilities.

     In August, 1998, the Company acquired 11 wells in Sherman County, Texas from Exxon Corporation. These wells are primarily gas producing wells and are located in the Texas Hugoton Field. If these wells had been excluded from the table above, the gas production for the year ended December 31, 1998 would have declined to 218,899 Mcf, the average gas price for the year ended December 31, 1998 would have increased to $1.50 per Mcf, and the average lease operating costs per Boe would have increased to $6.78 per Boe for the year ended December 31, 1998.

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

     Calendar Period               High      Low
     ---------------               ----      ---
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

Item 6.   Management's Discussion and Analysis or Plan of Operation.

     The selected financial information for each of the Company's fiscal years ended December 31, 1998 and 1997 is derived from the audited consolidated financial statements of the Company appearing elsewhere in this Form 10KSB. The selected financial information should be read together with management's discussion and analysis set forth below and the Company's audited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10KSB.

                        SELECTED FINANCIAL INFORMATION

                                                                         Year Ended
                                                                         December 31
                                                                      1998       1997
                                                                 ---------------------------
STATEMENT OF OPERATIONS DATA:
 Oil and gas sales.........................................      $  1,153,829   $  1,361,212
 Operating income..........................................            77,666         82,333
                                                                 ------------   ------------
 Total revenue.............................................         1,231,495      1,443,545
                                                                 ------------   ------------

 Lease operating costs.....................................           645,048        596,247
 Depreciation, depletion, and
  amortization.............................................           985,546        264,266
 Impairment loss...........................................           448,000              0
 Interest expense..........................................           455,295        211,390
 Salaries and wages........................................           477,374        373,768
 General and administrative................................           530,513        482,398
 Other expense, net........................................             7,113        174,641
                                                                 ------------   ------------
 Total costs and expenses..................................         3,548,889      2,102,710
                                                                 ------------   ------------

 Net loss..................................................         2,317,394        659,165
                                                                 ============   ============
 Net loss per common share, basic and diluted..............      $      (0.66)  $      (0.20)
                                                                 ============   ============
 Weighted average common shares outstanding, basic and
  diluted..................................................         3,509,035      3,312,500

BALANCE SHEET DATA:
 Working capital (deficit).................................          (760,976)      (631,662)
 Property and equipment, net...............................         5,837,205      2,359,434
 Total assets..............................................         6,647,838      2,987,281
 Current portion of long-term
  debt and notes payable...................................           195,428        769,564
 Long-term debt............................................         7,114,238      1,669,628
 Stockholders' equity (deficit)............................        (2,029,675)       123,056

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

     The factors which most significantly affect the Company's results of operations are (i) the sale prices of crude oil and natural gas, (ii) the volume of oil and gas sold, (iii) the level of lease operating expenses, (iv) the level of exploratory activities, and (v) the level of and interest rates on borrowings. Total sales volumes and the level of borrowings are significantly impacted by the degree of success the Company experiences in its efforts to acquire oil and gas properties and its ability to maintain or increase production from existing oil and gas properties through its development and production enhancement activities. The following table reflects certain historical operating data for the periods presented.

                                              Year Ended December 31
                                              ----------------------
                                                 1998        1997
                                              ----------  ----------
NET SALES VOLUMES:
  Oil (Bbls)                                      46,140      45,136
  Natural gas (Mcf)                              374,983     250,409
  Oil equivalent (Boe)                           108,637      86,871

AVERAGE SALES PRICES:
  Oil (per Bbl)                                 $  12.96    $  19.85
  Natural gas (per Mcf)                             1.47        1.88

OPERATING EXPENSES PER BOE
 OF NET SALES:
  Lease operating                               $   5.94    $   6.86
  Depreciation, depletion and amortization          9.07        3.04
  Impairment reserve                                4.12           0
  General, administrative and other                13.53       14.29

     Relatively modest changes in either oil or gas prices significantly impact the Company's results of operations and cash flow and could significantly impact the Company's borrowing capacity. Prices received by the Company for sales of oil and natural gas have fluctuated significantly from period to period. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is substantially dependent on oil and gas prices. Domestic spot oil prices have ranged from a low of approximately $8 per barrel in December, 1998 to a high of approximately $40 per barrel in October 1991, with a December 31, 1998 price of approximately $9.00 per barrel. The fluctuations in oil prices during these periods reflect market uncertainty regarding OPEC's ability to control the production of its member countries, as well as concerns related to the global supply and demand for crude oil. Since the end of the Gulf

War in early 1991, crude oil prices have experienced continued weakness, primarily as a result of OPEC's inability to maintain disciplined production quotas by member countries and the uncertainty associated with Iraq's return to the crude oil export market. These factors continue to overhang the market and will create significant price volatility for the foreseeable future.

     Natural gas prices received by the Company fluctuate generally with changes in the spot market price for gas. Spot market gas prices have generally declined in recent years because of lower worldwide energy prices as well as excess deliverability of natural gas in the United States. Domestic spot natural gas prices have ranged from a low of approximately $0.90 per Mcf in January 1992 to a high of approximately $4.44 per Mcf in December 1996, with a December 31, 1998 price of approximately $1.72 per Mcf. Environmental concerns coupled with recent increases in the use of natural gas to produce electricity have combined to improve prices. As part of continued deregulation of natural gas, U.S. pipelines have been made more accessible to both buyers and sellers of natural gas and, as a result, natural gas will be able to more effectively compete for market share with other end-use energy forms.

     The Company's principal source of cash flow is the production and sale of its crude oil and natural gas reserves, which are depleting assets and debt borrowings. Cash flow from oil and gas sales depends upon the quantity of production and the price obtained for such production. An increase in prices permits the Company to finance its operations to a greater extent with internally generated funds. A decline in oil and gas prices reduces the cash flow generated by the Company's operations, which in turn reduces the funds available for servicing debt, acquiring additional oil and gas properties and exploring for and developing new oil and gas reserves.

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

Year ended December 31, 1998 compared to year ended December 31, 1997.

     Total revenues for the year ended December 31, 1998 decreased 14.69% to $1,231,495 from $1,443,545 for the year ended December 31, 1997. Oil and gas revenues decreased from $1,361,212 for the year ended December 31, 1997 to $1,153,829 for the year ended December 31, 1998. These decreases were attributable to the net effect of increases in production of oil and gas and a substantial decline in the average oil price received during the year ended December 31, 1998 as compared to the year ended December 31, 1997. Average prices received by the Company were $12.96 per Bbl of oil and $1.47 per Mcf of gas during fiscal 1998 compared to $19.85 per Bbl of oil and $1.88 per Mcf of gas received during fiscal 1997.

     Oil and gas production for the year ended December 31, 1998 was 1,004 Bbls and 124,574 Mcf higher than production volumes experienced during the prior year ended December 31, 1997. The gas production increase was primarily attributable to the purchase of 11 wells in Sherman County, Texas. These wells were purchased by the Company in August, 1998 and during the remainder of 1998, the average daily gross production from these 11 wells was approximately 848 Mcf per day. If these wells had not been purchased, the gas production for the year ended December 31, 1998 would have declined to 218,899 Mcf (a 12.59% decline) and the average gas price received for the year ended December 31, 1998 would have increased to $1.50 per Mcf. The slight increase in oil production during the year ended December 31, 1998 as compared with the year ended December 31, 1997 was primarily a result of increased production experienced from three wells on which workovers were completed during the fourth quarter of 1998.

     Operating income declined from $82,333 during the year ended December 31, 1997 to $77,666 during the year ended December 31, 1998. The decline is attributable to a reduction in the number of wells on which the administrative overhead and field supervision charges made to third party working interest owners is being charged. The Company continues to charge third party working interest owners these overhead fees on a monthly basis on wells that the Company operates.

     Lease operating expenses increased from $596,247 during 1997 to $645,048 during the year ended December 31, 1998. Lease operating expense is comprised of the expenses incurred in the operation of oil and gas wells, production taxes, compression and dehydration fees and transportation costs. Expenses incurred in the operation of oil and gas wells increased from $503,125 in fiscal 1997 to $568,981 during fiscal 1998. The $65,856 increase in normal lease operating expenses during the year ended December 31, 1998 as compared to the previous year is due primarily to the expenses incurred in working over three wells operated by the Company. Production taxes during 1998 amounted to $75,407 compared to $92,692 in the prior year. The decrease in taxes is a direct result of decreased revenue from oil and gas sales experienced during the year ended December 31, 1998.

     Compensation expense increased from $373,768 during fiscal 1997 to $477,374 during fiscal 1998. This increase is attributable salary increases for three employees given in August, 1998. These salary increases amounted to $11,875 during the year ended December 31, 1998. During the year ended December 31, 1998 the president of the Company was granted 221,468 options which he subsequently exercised. As a result of this transaction, the Company recorded additional compensation expense in the amount of $104,090. This increase was reduced by approximately $12,500 as the result of the Company not immediately replacing a clerical employee who resigned during the second quarter of 1998.

     Depreciation, depletion and amortization expense for the year ended December 31, 1998 was $985,546 compared to $264,266 for the prior year. Depletion of oil and gas assets is based on a unit of production method and support equipment is depreciated over its estimated useful life. The increase is attributable to increased production of oil and gas during 1998 on a substantially reduced amount of proved producing reserves and the depletion and depreciation expense associated with the 11 wells purchased in August, 1998, which approximated $140,000. The primary reason for the substantial reduction in reserves is the lower year end prices used to calculate the Company's proved producing reserves as of December 31, 1998.

     Impairment expense for the year ended December 31, 1998 was $448,000. There was no impairment expense recorded in the year ended December 31, 1997. This expense is a result of the cost basis of oil and gas properties on the Company's books being higher than the future net revenue to be generated by those properties as calculated by the Company's outside reservoir engineers.

     General and administrative expenses for the year ended December 31, 1998 increased to $530,513 from $482,398 for the prior year reflecting primarily increases in loan fees, postage expenses, professional fees, insurance costs, and telephone expenses. As compared against fiscal 1997, loan fees increased by $14,659, postage expense increased by $2,567, professional fees increased by $50,237, insurance costs increased by $18,093 and telephone expense $7,620. Expenses that experienced substantial declines during the year ended December 31, 1998 as compared to the prior year included a decrease of $20,000 in investment banking fees, and a decrease of $17,876 in legal fees. The increase in loan fees is a result of the acceleration of expense when several loans were extinguished before maturity as a part of the refinancing completed during the year ended December 31, 1998. The increase in insurance costs was primarily due to the purchase of increased coverage as required as a part of the refinancing transaction. The increase in postage expense is primarily attributable to the postage expense associated with the mailing of annual reports and proxy statements to all shareholders. The increase in telephone expense is primarily a result of increased cellular usage by the production staff as they spent more time in the field. The increase in professional fees was a result of higher amounts being paid for reserve engineering reports, phase one testing, tier two reporting preparation and spill prevention plan preparation. The decrease in legal fees is attributable to the prior year expense reflecting the legal fees attributable to the filing of a Form 10SB by the Company which became effective on June 26, 1997. The decrease in investment banking fees is because the Company did not enter into any investment banking arrangements during the year ended December 31, 1998.

     Interest expense increased from $211,390 during fiscal 1997 to $455,295 during fiscal 1998. Approximately $175,000 of the increase is attributable to interest expense on the debt associated with the producing property acquisition which was completed in August, 1998 and the remainder is due to the restructuring of the Company's existing debt at a fluctuating rate which was higher than the rate previously charged on a portion of the debt.

     Other expense, excluding interest expense, decreased from $174,641 in 1997 to $7,113 in 1998. This decrease is comprised primarily of a net gain on the sale of assets of $3,486 during the year ended December 31, 1998 as compared to a loss on the sale of oil and gas assets of $168,628 experienced during the year ended December 31, 1997.

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

     The domestic spot price for crude oil has ranged from $8.00 to $40.00 per barrel over the past ten years. To the extent that crude oil prices continue fluctuating in this manner, the Company expects material fluctuations in revenues from quarter to quarter which, in turn, could adversely affect the Company's ability to timely service its debt to its principal banks and fund its ongoing operations and could, under certain circumstances, require a write-down of the book value of the Company's oil and gas reserves.

     Since the Company is engaged in the business of acquiring producing oil and gas properties, from time to time it acquires certain non-strategic and marginal properties in some of its purchases. A portion of the Company's on-going profitability is related to the disposition of these non-strategic properties on a regular basis. The Company expects to continue to pursue sales of these types of properties in the future. In most cases the revenue from these properties is insignificant and in many cases does not exceed the lease operating expense. As a result, a portion of the Company's capital resources are generated by the sale of assets from continuing operations. Sales of non-strategic and minor interests oil and gas properties accounted for a net gain of $3,486 during fiscal 1998 and a loss of $168,628 during fiscal 1997. The loss experienced during 1997 was comprised of a gain on sale of it's Kansas properties in the amount of approximately $44,000 and a loss on the sale of the Company's Stillwater properties in the approximate amount of $214,400.

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

     Substantially all of the Company's capital expenditures have been made to acquire oil and gas properties. During the year ended December 31, 1998, the Company acquired 11 wells in Sherman County, Texas from Exxon Corporation. The Company purchased a 100% working interest (87.5% net revenue interest) in these wells for a purchase price of approximately $4,200,000 which was funded by loan proceeds. The Company's strategy is to continue to expand its reserve base principally through acquisitions of producing oil and gas properties. It is likely that capital expenditures will exceed cash provided by operating activities in years where significant growth occurs in the Company's oil and gas reserve base. In such cases, additional external financing will be required.

     The Company intends to continue its practice of reserve replacement and growth through the acquisition of producing oil and gas properties, although at this time it is unable to predict the number and size of such acquisitions, if any, which will be completed. In addition, it is anticipated that the Company may participate in one or more developmental drilling ventures during fiscal 1999. The Company's ability to finance its oil and gas acquisitions is determined by its cash flow from operations and available sources of debt and equity financing.

     As of December 31, 1998, the Company had a working capital deficit of $760,976 compared to a working capital deficit of $631,662, as of December 31, 1997. During the year ended December 31, 1998 the Company experienced a decrease in unrestricted cash of $8,823 primarily as a result of the net loss of $2,317,394 which was partially offset by increases in accounts payable, accrued liabilities and short and long term debt.

     Financing Arrangements. To date, the Company has financed its acquisitions of oil and gas properties primarily through borrowings and issuance of common stock. At December 31, 1998, the Company had a total indebtedness to two principal lenders in the aggregate amount of $7,309,666. On July 1, 1998, the Company entered into a $7,420,000 credit facility agreement. The terms of the credit facility include a maturity of 4 years from the date of execution and an interest rate based on the Citibank, N.A., New York prime rate plus 2% (9.75% at December 31, 1998). The credit facility is secured by a first mortgage on all existing oil and gas properties of the Company. The credit facility consists of a refinancing loan in the amount of $2,320,000 and a development loan consisting of two separate tranches. The refinancing loan proceeds were used to extinguish the existing debt on the Company's oil and gas properties, to pay the expenses associated with the transaction and to reduce the accounts payable of the Company. Tranche A of the development loan, in the amount of $1,350,000 has been used for specific development projects on the Company's existing oil and gas properties. Tranche B of the development loan, in the amount of $3,750,000, is to be used to further develop the Company's existing oil and gas properties. However, this amount will not be funded unless the Company attains certain performance goals including specified oil and gas production and reserve levels. All borrowing activity under Tranche A was to be completed by December 31, 1998. The date of this requirement was subsequently extended, through a letter agreement with the lender, to June 30, 1999. Borrowing under Tranche B of the development loan must be completed by June 30, 2000. Under the terms of the credit facility, all proceeds from the sale of oil and gas produced from the properties are to be used to pay all oil and gas operating expenses and interest on the outstanding loan and a general and administrative allowance, and any remaining proceeds are to be applied to principal on the outstanding loan. In addition, the Company is required to make minimum quarterly principal reductions until September, 2000 at which time a total minimum principal reduction of $1,858,000 must have been made. The initial principal reduction, in the amount of $90,000, was required to be made in the fourth quarter ended December 31, 1998. This principal reduction was not made and the credit agreement has been restructured through a letter agreement with the lender to waive covenant compliance violations at December 31, 1998 and amend various provisions of the credit agreement including changing the minimum principal repayment schedule to allow for a minimum principal reduction in the amount of $120,000 for the year ended December 31, 1999. Of this amount, a minimum of $60,000 must be paid by September 30, 1999 with the remainder being paid prior to December 31, 1999. In connection with this financing, the Company granted a 25% net profits overriding royalty on all of the Company's production. Payments on this royalty commence upon maturity or prepayment of all interest and principal relating to the credit facility. In addition, the Company issued 200,000 warrants exercisable at $2.00 per share until June 30, 2003.

     The credit facility described in above was amended and restated on August 1, 1998 to increase the total facility to $12,795,000. The increase consisted of a new acquisition loan in the maximum amount of $4,200,000, an increase in the Tranche A development loan to a maximum of $1,525,000 and an increase in the Tranche B development loan to a maximum of $4,750,000. The interest rate and maturity on the amended credit facility remained unchanged from the original agreement. The restated credit agreement increased the net profits overriding royalty percentage from a maximum of 25% to a maximum of 30% and required the Company to issue an additional 200,000 warrants exercisable at $2.00 per share until June 30, 2003. The acquisition tranche proceeds allowed the Company to purchase 11 wells in Sherman County, Texas from Exxon Corporation and the increase in the development loan tranches will allow the Company to more fully develop those properties. As a result of the above financing transactions, the Company recorded a discount on the amounts borrowed under Tranches A and B to recognize the favorable interest rate received on these borrowings as a result of the net profits overriding royalty interest granted to the lender. This discount is being amortized to interest expense using the level yield method and results in an effective interest rate of 16% on amounts borrowed under Tranches A and B. The amount amortized to interest expense during the year ended December 31, 1998 was $17,792. In management's opinion, the interest rate on other borrowings under the credit facility is comparable to the rate available to the Company on similarly structured loans from other lenders. In addition, based upon an analysis performed by management, no value was assigned to the warrants issued under the original and amended credit facility.

     The Company owns the office building in Tulsa, Oklahoma in which its executive offices are located. The Company financed the acquisition of this building through borrowing from a bank. At December 31, 1998, the Company was indebted to this bank in the principal amount of $196,800. This loan bears interest at the rate of 9.5% per year, and requires monthly payments of $2,261, with approximately $175,000 due at maturity in March 2001. The Company has granted a mortgage on the building to secure this debt.

     For additional information regarding the indebtedness of the Company at December 31, 1998, see Note 4 to the Company's audited consolidated financial statements elsewhere in this Form 10KSB.

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

Office Facilities

     The Company owns the office building in Tulsa, Oklahoma in which its executive offices are located. The Company occupies approximately 2,862 square feet of space in this building with the remaining 5,724 square feet available for rental to third parties. At present, approximately 2,862 square feet are unoccupied. The building is subject to a mortgage in the current principal amount of $196,800 payable in monthly installments of $2,261 until March 2001 at which time the balance of approximately $175,000 will be due. The Company believes this facility is adequate for its present requirements. Except for this office building, the Company owns no material properties other than its oil and gas properties.

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

                                                    SUMMARY COMPENSATION TABLE
                                                                                       Long Term Compensation
                                                                                       ----------------------
                                    Annual Compensation                           Awards                  Payouts
                                    -------------------                           ------                  -------
                                                                          Restricted  Securities
                                                          Other Annual    Stock   Underlying         LTIP     All Other
Name and Principal                   Salary     Bonus     Compensation    Awards   Options/        Payouts      Comp
Position                   Year       ($)        ($)         ($)(1)         ($)     SARs (#)         ($)        ($)
--------                   ----       ---        ---         ------         ---     --------         ---        ---
Sid L. Anderson,           1998     150,000     6,250     170,171/(2)/      ---     221,468          ---        ---
Chairman                   1997     150,000     6,250      85,130/(3)/      ---     330,000          ---        ---
and President              1996     150,000     6,250      94,347/(4)/      ---         ---          ---        ---

Buddie E. Livingston, II   1998      52,000     2,500              ---      ---         ---          ---        353
Vice President of          1997      48,000     2,000              ---      ---      80,000          ---        353
Operations                 1996      48,000     2,000              ---      ---         ---          ---        216

Vincent R. Kemendo         1998      44,000     2,167              ---      ---         ---          ---        ---
Vice President of          1997      40,000     1,667              ---      ---      80,000          ---        ---
Finance                    1996      40,000     1,667              ---      ---         ---          ---        ---

(1) Except as noted, none of the executive officers listed received perquisites or other personal benefits that exceeded the lesser of $50,000 or 10 percent of the salary and bonus for such officers.

(2) Includes a $35,080 guaranty fee paid to Mr. Anderson (see "Employment Agreements"), a total of $104,090 which represents the excess of market price, reduced for a marketability discount, over the option exercise price, and a total of $31,001 paid by the Company to or on behalf of Mr. Anderson for country club dues and automobile allowance.

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

Bonus Plan

     The Company has an incentive compensation bonus plan in effect for certain salaried employees other than its President. The annual bonus pool is equal to 10% of the annual net income of the Company in excess of $100,000. The plan is currently administered and allocated among the eligible employees by the Company's Board of Directors. No awards have been made under this plan since its inception.

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

     During the year ended December 31, 1998, there were no issuances of stock options under the Directors Stock Option Plan or the Employee Stock Option Plan. There were however 32,500 Director Stock Options canceled during the year ended December 31, 1998 due to the resignation of two Directors of the Company. In addition, during the year ended December 31, 1998, the Company issued 221,468 stock options exercisable at $0.05 per share to the President of the Company. These options were not issued under either of the Company's stock option plans and were exercised on June 16, 1998. The Company recorded compensation expense of $104,090, representing the excess of market price, reduced for a marketability discount, over the option exercise price. Other than these option grants, there were no restricted stock awards granted, no options or stock appreciation rights were exercised, and no awards under any long-term incentive plan were made to any officer or employee of the Company during the year ended December 31, 1998.

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

                   AGGREGATED OPTION EXERCISES IN THE FISCAL
                       YEAR ENDED DECEMBER 31, 1998 AND
                        DECEMBER 31, 1998 OPTION VALUES

                                 Option Exercises
                                    During Year
                              Ended December 31, 1998                      Number of Securities
                        -------------------------------
                               Number of                                 Underlying Unexercised     Value of Unexercised
                                Shares                                         Options at           In-The-Money Options
                               Acquired      Value                          December 31, 1998       at December 31, 1998
                                                                 ----------------------------------------------------------------
    Name                      on Exercise   Realized              Unexercisable      Exercisable  Unexercisable    Exercisable
    ----                      -----------   --------              -------------      -----------  -------------    -----------
Sid L. Anderson                 221,468     $104,090                 99,000/(1)/      238,500/(1/  $      ---      $      ---
Clayton E. Woodrum                None        None                   24,000/(2)/       73,500/(2)/        ---             ---
Buddie E. Livingston II           None        None                   24,000/(3)/       56,000/(3)/        ---             ---
Vincent R. Kemendo                None        None                   24,000/(4)/       56,000/(4)/        ---             ---
B. E. (Bud) Livingston            None        None                      ---            15,000/(5)/        ---             ---
Frederick A. Bendana              None        None                      ---               ---             ---             ---

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

                                                   Number of Shares
Name of Beneficial Owner                          Beneficially Owned    Percent of Class/(1)/
------------------------                          ------------------    ---------------------
Sid L. Anderson/(2)//(5)/                              1,647,468                42.7%

Clayton E. Woodrum/(3)/                                   91,350                 2.5%

Buddie E. Livingston, II/(2)//(5)/                        56,000                 1.5%

Vincent R. Kemendo/(2)//(5)/                             118,500                 3.2%

B.E. (Bud) Livingston/(2)//(6)/                           15,000                   *

Frederick A. Bendana/(7)/                                    500                   *

Pangloss International, S.A./(4)/                        481,250                11.7%

All Executive Officers and                             1,928,818                47.5%
Directors as a group (6 persons)/(2)//(3)/

*      less than one percent

/(1)/ Based upon 3,621,873 issued and outstanding shares of Common Stock at December 31, 1998. Shares of Common Stock which an individual or group has the right to acquire within 60 days pursuant to the exercise of options, warrants, or other convertible securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other individual or group shown in the table.

/(2)/ Includes (a) with respect to Mr. Anderson, 238,500 shares issuable to him upon exercise of presently exercisable options; (b) with respect to Mr. Livingston, II 56,000 shares issuable to him upon exercise of presently exercisable options; (c) with respect to Mr. Kemendo, 56,000 shares issuable to him upon exercise of presently exercisable options; and (d) with respect to Mr. Livingston, 15,000 shares issuable to him upon exercise of presently exercisable options.

/(3)/ Includes 17,850 shares held by Mr. Woodrum's spouse and 73,500 shares issuable to Mr. Woodrum upon exercise of presently exercisable options. The address of Mr. Woodrum is Suite 605, 9 East 4th Street, Tulsa, Oklahoma 74103.

/(4)/ Includes 225,000 shares issuable to Pangloss International, S.A. upon exercise of presently exercisable Common Stock purchase warrants. The address of Pangloss International, S.A. is New Moon House, Eastern Road, Nassau, Bahamas. Pangloss International, S.A. is a Bahamian corporation, all of the outstanding shares of which are owned by Robert A. Nihon who, by reason of such ownership, may be deemed the beneficial owner of the Company's securities held of record by Pangloss International, S.A. Mr. Nihon's address is the same as the address of Pangloss International.

/(5)/ The address of Messrs. Anderson, Kemendo and Livingston, II is Suite 300, 1850 South Boulder, Tulsa, Oklahoma 74119.

/(6)/ The address of Mr. Livingston is Highway 66 North, Turnpike Gate, Bristow, Oklahoma 74010.

/(7)/ The address of Mr. Bendana is 7747 South Harvard Place, Tulsa, Oklahoma 74136.

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

                                        Date: June 4, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Sid L. Anderson                               Date: June 4, 1999
   ---------------------------------------------
       Chairman of the Board, President, and
       Chief Executive Officer


By:  /s/ Clayton E. Woodrum                            Date: June 4, 1999
   ---------------------------------------------
       Executive Vice President and Director
       (Principal Financial Officer)


By:  /s/ Vincent R. Kemendo                            Date: June 4, 1999
   ---------------------------------------------
       Vice President - Finance and Chief
       Financial Officer (Principal Accounting
       Officer)


By:  /s/ Bud E. Livingston                             Date: June 4, 1999
   ---------------------------------------------
       Director


By:  /s/ Frederick A. Bendana                          Date: June 4, 1999
   ---------------------------------------------
     Director

                [LETTERHEAD OF DELOITTE & TOUCHE APPEARS HERE]

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
 Pan Western Energy Corporation:

We have audited the accompanying consolidated balance sheets of Pan Western Energy Corporation and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Pan Western Energy Corporation and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

Tulsa, Oklahoma
April 12, 1999 (May 11, 1999, as to the
discussion of the Amendment to the Credit
Agreement in Notes 1 and 4)

PAN WESTERN ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997

------------------------------------------------------------------------------------------------------------------
ASSETS                                                                  1998                      1997
CURRENT ASSETS:
   Cash                                                            $     5,863               $    14,686
   Restricted cash                                                     262,080                   344,147
   Receivables:
      Trade, net of allowance of $11,080                               183,680                   178,313
      Due from stockholder                                              24,261                     4,252
      Due from affiliated partnerships                                       -                     1,187
   Prepaid expenses                                                     20,463                    20,350
                                                                   -----------               -----------
           Total current assets                                        496,347                   562,935
                                                                   -----------               -----------

PROPERTY AND EQUIPMENT:
   Oil and gas properties (successful efforts method)                7,413,860                 2,955,683
   Other property and equipment                                        380,736                   378,419
                                                                   -----------               -----------
                                                                     7,794,596                 3,334,102
   Less accumulated depreciation and depletion                      (1,957,391)                 (974,668)
                                                                   -----------               -----------
           Net property and equipment                                5,837,205                 2,359,434
                                                                   -----------               -----------
OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION                          170,206                    64,912
                                                                   -----------               -----------

                                                                   $ 6,503,758               $ 2,987,281
                                                                   ===========               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
   Accounts payable                                                $   767,045               $   247,815
   Undistributed oil and gas revenues                                  148,517                   153,990
   Due to affiliated partnership                                         7,540                     7,540
   Accrued liabilities                                                 138,793                    15,688
   Current portion of long-term debt                                   195,428                   769,564
                                                                   -----------               -----------
           Total current liabilities                                 1,257,323                 1,194,597
NET PROFITS OVERRIDING ROYALTY                                         161,872                         -
LONG -TERM DEBT                                                      7,114,238                 1,669,628
                                                                   -----------               -----------
           Total liabilities                                         8,533,433                 2,864,225
                                                                   -----------               -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock ($.05 par value; authorized
     25,000,000 shares; none issued                                         -                         -
   Common stock ($.01 par value; authorized
     25,000,000 shares; issued
     1998 - 4,703,123 shares; 1997 - 4,448,655 shares)                  47,031                    44,487
   Additional paid-in capital                                        1,999,372                 1,837,253
   Accumulated deficit                                              (3,857,096)               (1,539,702)
   Treasury stock (1,081,250 shares)                                  (218,982)                 (218,982)
                                                                   -----------               -----------
           Total stockholders' equity (deficiency)                  (2,029,675)                  123,056
                                                                   -----------               -----------

                                                                   $ 6,503,758               $ 2,987,281
                                                                   ===========               ===========

See notes to consolidated financial statements.

PAN WESTERN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998 AND 1997

-----------------------------------------------------------------------------------------------------------
                                                                   1998            1997
REVENUE:
   Oil and gas sales                                         $  1,153,829      $1,361,212
   Operating income                                                77,666          82,333
                                                             ------------      ----------
           Total revenue                                        1,231,495       1,443,545
                                                             ------------      ----------

OPERATING EXPENSES:
   Lease operating                                                645,048         596,247
   Salaries and wages                                             477,374         373,768
   Depreciation, depletion and amortization                       985,546         264,266
   Impairment loss                                                448,000               -
   General and administrative                                     530,513         482,398
                                                             ------------      ----------
           Total operating expenses                             3,086,481       1,716,679
                                                             ------------      ----------

OPERATING LOSS                                                 (1,854,986)       (273,134)
                                                             ------------      ----------

OTHER INCOME (EXPENSE):
   Loss from rental operations, net                               (16,640)        (12,868)
   Gain (loss) on sale of assets, net                               3,486        (168,628)
   Interest income                                                  6,041           6,084
   Interest expense                                              (455,295)       (211,390)
   Miscellaneous income                                                 -             771
                                                             ------------      ----------
           Total other income (expense)                          (462,408)       (386,031)
                                                             ------------      ----------

NET LOSS                                                     $ (2,317,394)     $ (659,165)
                                                             ============      ==========

NET LOSS PER SHARE - BASIC AND DILUTED                       $      (0.66)     $    (0.20)
                                                             ============      ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED                                             3,509,035       3,312,500
                                                             ============      ==========

See notes to consolidated financial statements.

PAN WESTERN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED DECEMBER 31, 1998 AND 1997

---------------------------------------------------------------------------------------------------------------
                                              Additional                                         Total
                                  Common        Paid-In     Accumulated     Treasury           Stockholders'
                                   Stock        Capital       Deficit         Stock           Equity (Deficit)
BALANCES,
    JANUARY 1, 1997             $     43,148  $ 1,610,701   $   (880,537)   $ (218,982)        $     554,330

   Issuance of stock                   1,339      226,552              -             -               227,891

   Net loss                                -            -       (659,165)            -              (659,165)
                                ------------  -----------   ------------    ----------         -------------

BALANCES,
   DECEMBER 31, 1997                  44,487    1,837,253     (1,539,702)     (218,982)              123,056

   Issuance of stock                   2,544      162,119              -             -               164,663

   Net loss                                -            -     (2,317,394)            -            (2,317,394)
                                ------------  -----------   ------------    ----------         -------------

BALANCES,
   DECEMBER 31, 1998            $     47,031  $ 1,999,372   $ (3,857,096)   $ (218,982)        $  (2,029,675)
                                ============  ===========   ============    ==========         =============

See notes to consolidated financial statements.

PAN WESTERN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998 AND 1997

----------------------------------------------------------------------------------------------------------------------------
                                                                                                 1998               1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                 $ (2,317,394)      $  (659,165)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation, depletion and amortization                                                    985,546           264,266
     Impairment loss                                                                             448,000                 -
     (Gain) loss on sale of assets, net                                                           (3,486)          168,628
     Bad debt expense                                                                                  -             1,885
     Stock issued for services                                                                    49,500            66,000
     Compensation expense on stock options granted                                               104,090                 -
     Amortization of debt discount                                                                17,792                 -
     (Increase) decrease in receivables                                                          (24,189)          115,189
     Increase in prepaid expenses                                                                   (113)          (20,350)
     (Increase) decrease in other assets                                                          13,750           (14,850)
     Increase (decrease) in accounts payable                                                     519,230          (224,597)
     Increase (decrease) in accrued liabilities                                                  123,105           (15,832)
     Increase (decrease) in undistributed oil and gas revenues                                    (5,473)            4,714
                                                                                            ------------       -----------
           Net cash used in operating activities                                                 (89,642)         (314,112)
                                                                                            ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                       (4,913,086)          (10,163)
   Proceeds from the disposal of oil and gas properties                                            8,079           156,465
                                                                                            ------------       -----------
           Net cash provided by (used in) investing activities                                (4,905,007)          146,302
                                                                                            ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                                7,444,422         1,989,391
   Repayments of long-term debt                                                               (2,429,868)       (1,961,333)
   (Increase) decrease in restricted cash                                                         82,067          (240,152)
   Proceeds from sale of common stock                                                             11,073           161,891
   Payment of debt issuance costs                                                               (121,868)                -
                                                                                            ------------       -----------
           Net cash provided by (used in) financing activities                                 4,985,826           (50,203)
                                                                                            ------------       -----------

NET DECREASE IN CASH                                                                              (8,823)         (218,013)

CASH, BEGINNING OF YEAR                                                                           14,686           232,699
                                                                                            ------------       -----------

CASH, END OF YEAR                                                                           $      5,863       $    14,686
                                                                                            ============       ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                                             $    319,397       $   217,590
                                                                                            ============       ===========
  Income taxes paid                                                                         $          -       $         -
                                                                                            ============       ===========

See notes to consolidated financial statements.

PAN WESTERN ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization - Pan Western Energy Corporation (the "Company") was organized effective September 2, 1981, under the laws of the State of Oklahoma. The primary purpose of the Company is the acquisition, drilling, development, production and operation of oil and gas properties.

   Business Developments - During the years ended December 31, 1998 and 1997, the Company incurred net losses of $2,317,394 and $659,165, respectively, and in 1998 and 1997 had operating cash flow deficiencies of $89,642 and $314,112, respectively. At December 31, 1998 and 1997, the Company had working capital deficits of $760,976 and $631,662, respectively and stockholders' deficit of $2,029,675 at December 31, 1998, and stockholders' equity of $123,056 at December 31, 1997. As described in Note 4, on July 1, 1998, the Company entered into a new credit facility agreement with a four-year maturity. The credit facility consists of a refinancing loan and a development loan and is secured by the Company's oil and gas properties. The Company was unable to make the minimum principal reduction payments required by the credit facility which were due in 1998 and the first quarter of 1999.

   Although operating results have negatively impacted the Company's liquidity, capital resources and ability to make scheduled debt payments, the Company anticipates that cash flows will be sufficient to fund its operating and debt service requirements at their current levels for the next year. The Company's business strategy is to continue to concentrate on expanding its asset base and cash flows through acquisition and exploitation of oil and gas reserves, to the extent that it has the capital resources to do so. The Company considers sources of such financing to include bank lines of credit, public and private sales of debt or equity securities, joint oil and gas development arrangements, and internally generated cash flows. Management currently believes that sufficient external or internal funds will be available to fund the Company's operations.

   In May 1999, the Company negotiated amendments to certain provisions of its Credit Agreement (see Note 4). Under the amended Credit Agreement, the Company will be required to make minimum principal reductions of $60,000 before September 30, 1999 and an additional $60,000 before December 31, 1999. The Company currently believes that it will be able to make these minimum principal reductions as scheduled and comply with the other provisions of the amended Credit Agreement.

   In addition to its basic oil and gas producing activities, during 1996, the Company acquired a license from Amoco Corporation to utilize its patented short radius curve drilling technology. The patent was originally issued in 1993. The Company paid $40,000 for the license and will pay a scheduled royalty for its use in the future. The Company intends to use the technology to develop reserves it currently owns. In addition, if the Company is successful in finding a source of financing for the necessary capital expenditures and the initial operating costs, the Company intends to provide the technology to other operators through a wholly owned subsidiary, Lateral Completion Technologies, Inc. ("LCT"), and develop reserves for other operators in return for working and net revenue interests in those reserves. Potential sources of funding for these costs include a private placement of debt or equity or a combination thereof.

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

   Principles of Consolidation - The consolidated financial statements include the accounts of Lateral Completion Technologies, Inc. ("LCT"), a wholly owned subsidiary formed in 1996. LCT did not have any activities in 1998 and 1997.

   Restricted Cash - Restricted cash consists of cash held in a restricted account by the lender as a provision of the Credit Agreement (see Note 4) and a certificate of deposit that serves as collateral on a line of credit with a bank. At December 31, 1997, restricted cash also included cash in an escrow account that was used to repay certain loans on January 2, 1998 (see Note 4).

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

   Other Property and Equipment - Other property and equipment is stated at cost and is depreciated using accelerated methods over the estimated useful lives of the respective assets, which range from 5 to 27.5 years.

   Other Assets - Other assets consist primarily of a license for drilling technology and loan origination fees which are amortized over 14 and 4 years, respectively.

   Net Profits Overriding Royalty - In connection with the Credit Agreement entered into on July 1, 1998 (see Note 4), the Company granted a 30% net profits overriding royalty on all the Company's production. Payments on this royalty commence upon maturity of the Credit Agreement or prepayment of all principal and interest due under the Credit Agreement. The Company has recorded a liability for the estimated present value of the amounts due on the net profits overriding royalty.

   Preferred Stock - The board of directors is authorized to fix the rights and terms applicable to the preferred stock prior to issuance.

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

   Long-lived Asset Impairment - The Company reviews the carrying value of long-lived assets and certain identifiable intangibles to be held and used by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment reserve is provided if the carrying amount cannot be recovered through future cash flows generated by the asset. Fair value of oil and gas assets was estimated using future net cash flows discounted at 10%. Future net cash flows were based on December 31, 1998, estimated reserves valued at current market prices, escalated at 3% per year less estimated future development and operating costs. Based on these fair value estimates, an impairment charge of $448,000 was recorded in December 1998. No impairment charge was required in 1997. Assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

   Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation."

   Fair Value of Financial Instruments - For accounts receivable and accounts payable, the carrying amount approximates fair value because of the short maturity of those instruments. The fair value of the Company's long-term debt is estimated to approximate carrying value based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities.

   Earnings (Loss) Per Share - Basic earnings (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

   Diluted earnings per common share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The weighted average number of common shares is increased by the number of shares issuable on the exercise of warrants and options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options and warrants pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period. Outstanding stock options and warrants have not been included in the 1998 and 1997 computations since their effect was antidilutive.

   Weighted average common shares outstanding and common stock equivalents were retroactively adjusted for the four-for-one stock split effected in the form of a stock dividend declared by the Company on February 18, 1997 (see Note
   9).

   Comprehensive Income - Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company had no items of other comprehensive income in 1998 or 1997.

2. INVESTMENTS IN AFFILIATED PARTNERSHIPS

   The Company is general partner in Pan Western 1986 Drilling Program, Ltd. ("1986 Program") and Pan Western 1987 Production Program, Ltd. ("1987 Program"), whose purpose is the acquisition, drilling, development, production, marketing, and operation of oil and gas leases. As general partner, the Company is entitled to 11.25% and 15% of the current earnings or losses for the 1986 and 1987 Programs, respectively, and is also entitled to a "back-in" interest upon payout.

   Summary financial information for these partnerships as of and for the years ended December 31, 1998 and 1997 follows:

                                                        1998           1997
     Total assets                                     $48,572        $66,111
                                                      =======        =======

     Total liabilities                                $ 2,516        $ 9,409

     Partners' capital                                 46,056         56,702
                                                      -------        -------

     Total liabilities and partners' capital          $48,572        $66,111
                                                      =======        =======

     Revenue                                          $ 9,946        $19,082
                                                      =======        =======

     Net income                                       $ 6,007        $13,373
                                                      =======        =======

   During 1989, the Company's share of losses exceeded the carrying value of its investment in the 1986 and 1987 Programs, and the equity method of accounting was discontinued with no additional losses recorded by the Company. The Company's share of unrecorded accumulated losses for the 1986 and 1987 Programs was approximately $30,732 and $29,414 at December 31, 1998 and 1997, respectively. The 1986 and 1987 Programs made distributions to the partners during 1998 totaling $4,800 and $11,853, respectively, of which $720 and $1,333, respectively, was paid to the Company.

3. PROPERTY AND EQUIPMENT

   Property and equipment consist of the following:

     Proved oil and gas properties:
                                                                             1998              1997
        Leasehold costs                                                 $ 5,482,262        $1,977,688
        Intangible drilling and development costs                           952,993           310,214
        Lease and well equipment                                            978,605           667,781
                                                                        -----------        ----------
                                                                          7,413,860         2,955,683
                                                                        -----------        ----------

     Other property and equipment:
        Land and building                                                   269,425           269,425
        Office furniture, fixtures and equipment                             90,012            87,695
        Automobiles                                                          21,299            21,299
                                                                        -----------        ----------
                                                                            380,736           378,419
                                                                        -----------        ----------
                                                                          7,794,596         3,334,102

     Less:  accumulated depreciation, depletion and amortization         (1,957,391)         (974,668)
                                                                        -----------        ----------

     Net property and equipment                                         $ 5,837,205        $2,359,434
                                                                        ===========        ==========

   Costs incurred in oil and gas property acquisitions and development activities are as follows:

                                                                            1998                 1997
     Property acquisitions                                               $4,160,500            $  500
     Development costs                                                      750,314             5,900
                                                                         ----------            ------

     Total costs incurred                                                $4,910,814            $6,400
                                                                         ==========            ======

4. LONG-TERM OBLIGATIONS

   On December 31, 1997, the Company negotiated a $1,587,928 loan with SpiritBank, N.A. ("Spirit") for the purpose of consolidating debt owed to Spirit and various other banks. The proceeds were used to refinance existing loans with Spirit and to establish an escrow account that, on January 2, 1998, was used to pay the remaining principal and accrued interest on loans with various other banks.

   On July 1, 1998, the Company entered into a credit agreement (the "Credit Agreement") with Triassic Energy Partners, L.P. (the "Lender") for a total facility of $7,420,000. The Credit Agreement was amended and restated on August 1, 1998 to increase the total facility to $12,795,000.

   The Credit Agreement allowed for a refinancing loan of up to $2,320,000, an acquisition loan of up to $4,200,000 and a development loan of up to $6,275,000. The refinancing loan was available solely for the purpose of refinancing existing bank debt and other indebtedness. The consolidating loan with Spirit which was entered into on December 31, 1997 was repaid with a portion of the proceeds from the refinancing loan. The acquisition loan was used to acquire certain oil and gas properties. The development loan consists of Tranche A, in the amount of $1,525,000, and Tranche B, in the amount of $4,750,000. Tranche A was used for specific development projects on the Company's existing oil and gas properties and no advances are available after December 31, 1998. Tranche B is to be used solely for the further development of the Company's oil and gas properties and will be advanced by the

   Lender provided that certain conditions related to production and reserve levels are met. All borrowings under Tranche B must be completed by June 30, 2000. At December 31, 1998, the Company had $2,320,000, $4,149,953, and
   $674,469 outstanding under the refinancing loan, the acquisition loan and Tranche A of the development loan.

   Prior to the amendment discussed below, the Credit Agreement required minimum principal reduction due in quarterly payments. Cumulative minimum principal reduction were $90,000 by December 1998, $1,150,000 by December 1999 and $1,858,000 by September 2000, with the balance outstanding due at the maturity date of July 1, 2002. The Company did not make the minimum principal reductions due in 1998 or in the first quarter of 1999 and obtained a waiver of such payments from the Lender. The Company has the right to prepay in whole or in part without penalty or premium. The Credit Agreement has a mandatory prepayment provision that requires the Company to pay to the Lender all proceeds received on the sale of any assets. Such proceeds shall be immediately applied by the Lender as principal repayment with any remaining proceeds applied to interest. The provision also requires the Lender's consent for any sale of assets.

   Under the terms of the Credit Agreement, all proceeds from the sale of oil and gas produced from the properties is deposited directly into a project account maintained by the Lender. Monthly, the Company requests a release of funds from the Lender to pay operating expenses and other permitted expenditures. At December 31, 1998, $146,651 was on deposit in the project account and is included in restricted cash.

   Interest on borrowings under the Credit Agreement is payable monthly at the Citibank, N.A. New York, prime lending rate plus 2% (9.75% at December 31,
   1998).

   Borrowings under the Credit Agreement are collateralized by substantially all assets of the Company and are secured by a first mortgage on all existing oil and gas properties of the Company.

   The Credit Agreement contains various covenants, including maintenance of positive working capital; minimum quarterly production requirements; prompt development of properties; preparation of reports; and providing various field, production and operations reports to the Lender. At December 31, 1998, the Company was in compliance with or subsequently obtained waivers for noncompliance with these covenants through the Amendment to the Credit Agreement discussed below. The Credit Agreement prohibits the Company from incurring additional debt without the Lender's approval; prohibits declaration or payment of dividends or distributions; and prohibits the issuance of stock or other securities of any class to anyone other than the Lender.

   In connection with this financing, the Company granted a 30% net profits overriding royalty on all of the Company's production. Payments on this royalty commence upon maturity or prepayment of all interest and principal due under the Credit Agreement. The Company recorded a discount on the amounts borrowed under Tranches A and B to recognize the favorable interest rate received on these borrowings as a result of the net profits overriding royalty granted to the Lender. This discount is being amortized to interest expense using the level yield method and results in an effective interest rate of 16% on amounts borrowed under Tranches A and B. In management's opinion, the interest rate on other borrowings under the credit facility is comparable to the rate available to the Company on similarly structured loans from other lenders. The unamortized debt discount of $144,080 is included as a reduction of current and long-term debt.

   In addition, the Company issued the Lender, 200,000 warrants on July 1, 1998, and an additional 200,000 warrants on August 1, 1998, when the Credit Agreement was amended and restated. These warrants are exercisable at $2 per share until June 30, 2003.

   Effective May 11, 1999, the Lender and the Company entered the First Amendment (the "Amendment") to the Credit Agreement which waived covenant compliance violations at December 31, 1998 and amended various provisions of the Credit Agreement. The Amendment allows a working capital deficit not exceeding $810,000 until December 31, 1999, after which the Company shall maintain a positive working capital; reduced the cumulative minimum principal reduction requirements to $120,000 by December 1999 and $1,858,000 by September 2000; and reduced the quarterly oil and gas production requirements. Management believes that the Company will be able to comply with the provisions of the amended Credit Agreement.

   Long-term debt consists of the following:

                                                                                   1998              1997
     9.75% credit facility, due July 1, 2002, with minimum principal reduction amounts due in quarterly payments, the cumulative minimum principal reduction total $120,000 by December
     1999 and $1,858,000 by September 2000 with the balance due at maturity, secured by substantially all assets including oil and
     gas properties, net of unamortized discount of $144,080                   $7,000,342       $        -

     9.50% note payable to bank due in monthly installments of
        $2,261, including interest, through March 2001, with
        the balance of approximately $175,000 due at maturity,
        secured by real estate mortgage                                           196,800          204,288

     8.28% note payable to bank with principal and interest due on
        March 29, 1999, secured by a certificate of deposit                       101,100          101,100

     8.60% note payable to bank due in monthly installments of $439, including interest, through December 2000, secured by
        equipment                                                                  10,028           13,895

     10% note payable to bank due in monthly installments of interest only through July 1998, monthly installments of $33,842, including interest during the period August 1998 through December 2002, with the balance of approximately $224,000 due at maturity,
        secured by oil and gas properties, prepaid in July 1998                         -        1,587,928

     10% unsecured note payable to individual with principal due in
        April 1998, with interest paid monthly, paid April 1998                         -          300,000

     10.25% note payable to bank due in monthly installments of $2,083 plus interest through June 2000, secured by oil and gas
         properties, prepaid January 1998                                               -           64,589

                                                                                                (Continued)

                                                                                       1998              1997
     9.75% note payable to bank due in monthly installments of $4,397, including interest, through December 1998, with the balance of approximately $9,000 due at maturity, secured by oil and gas
        properties, prepaid January 1998                                           $        -        $   52,847

     9.75% note payable to bank due in monthly installments of
        $3,302, including interest, through December 1998, with a
        balance of approximately $17,000 due at maturity, secured by
        oil and gas properties, prepaid January 1998                                        -            48,161

     9.50% note payable to bank due in monthly installments of $3,288, including interest, through December 1998, with the balance of approximately $6,000 due at maturity, secured by oil and gas
        properties, prepaid January 1998                                                    -            38,073

     10% unsecured note payable to bank with principal due in
        June 2001, with interest paid monthly, prepaid in January 1998                      -            22,396

     Capital lease obligations                                                          1,396             5,915
                                                                             ----------------        ----------

     Total obligations                                                              7,309,666         2,439,192

     Less current portion                                                            (195,428)         (769,564)
                                                                             ----------------        ----------

     TOTAL                                                                         $7,114,238        $1,669,628
                                                                             ================        ==========

   With the exception of the Credit Agreement, Company debt is guaranteed by the president and major stockholder. The aggregate maturities of long-term debt as of December 31, 1998 are as follows: 1999 - $195,428; 2000 - $1,649,516;
   2001 - $178,299; and 2002 - $5,286,423.

5. INCOME TAXES

   Deferred tax assets and liabilities at December 31, 1998 and 1997, consist of the following:

                                                                                   1998              1997
     Deferred tax asset -
        Net operating loss carryforward                                       $ 1,252,662         $ 512,830
        Property basis difference                                                 179,200                 -
        Less:  Valuation allowance                                             (1,419,041)         (500,536)
                                                                              -----------         ---------

                                                                                   12,821            12,294

     Deferred tax liability -
        Partnership investments basis differences                                  12,821            12,294
                                                                              -----------         ---------

     Net deferred taxes                                                       $         -         $       -
                                                                              ===========         =========

   At December 31, 1998, the Company had net operating loss carryforwards of approximately $3,131,655 which, if unused, will expire during the years 2009 through 2018.

   The Company's income tax provision for the years ended December 31, 1998 and 1997 differs from the amount computed by applying the statutory federal income tax rate for the following reasons:

                                                                               1998              1997
     Tax provision at the federal statutory rate                            $(787,899)        $(224,116)
     State income tax benefit                                                (139,041)          (39,550)
     Change in valuation allowance                                            918,505           271,289
     Nondeductible expenses                                                     5,940             6,004
     Other                                                                      2,495           (13,627)
                                                                            ---------         ---------

     TOTAL                                                                  $       -         $       -
                                                                            =========         =========

6. RELATED PARTIES

   The Company pays a fee to the Company president based on the terms of a "Guaranty Fee Agreement". Under the agreement he receives an annual fee for guaranteeing the Company debt equal to the greater of $15,000 or 3% of the guaranteed debt. During 1998 and 1997, this fee was approximately $35,000 and $64,000, respectively.

   The Company incurs fees for accounting and consulting services provided by a firm in which a board member of the Company is a partner. Such amounts incurred during 1998 and 1997 were $10,407 and $11,359, respectively. The Company also incurs fees for business advisory services by a firm affiliated with this board member. Such amounts incurred for 1998 and 1997 were $36,093 and $37,424, respectively.

   Pursuant to an agreement signed in February 1996, a director of the Company will provide evaluation and reservoir engineering services to the Company in exchange for an amount equal to a percentage of the net revenue interest of a certain well less a percentage of the lease operating expenses attributable to that well. The Company did not utilize the engineering services during 1998 or 1997 and no amounts were expensed under this agreement. In addition, a company affiliated with this director provides well operation services to the Company. Expense incurred by the Company for these services in 1998 and 1997 were $7,114 and $9,237, respectively.

7. STOCK OPTION PLANS

   The Company established the Pan Western Energy Corporation 1992 Directors Stock Option Plan (the "Directors Plan") under which non-employee directors of the Company may be granted options to purchase shares of common stock.
   The Directors Plan provides that the option price shall be the fair value of the common stock at the date granted. Options are exercisable for 10 years and 30 days from date granted. At December 31, 1998 and 1997, options covering 117,500 and 85,000 shares were available for grant, and options covering 32,500 and 65,000 shares were granted and exercisable, respectively. Of the options outstanding at December 31, 1998, 7,500 were granted in July 1993 at $1.30 per share, and 25,000 were granted in January 1997 at $1.40 per share.

   The 1992 Employee Stock Option Plan (the "Employee Plan") has also been adopted by the Company's board of directors and approved by the shareholders. There are 100,000 options available for grant and no options have been granted under the Plan.

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

In February 1998, the board of directors approved the grant of options to the Company's president to acquire 221,436 shares of common stock at $0.05 per share. The Company recognized compensation expense of $104,090 in connection with the grant of these options based on the excess of market price, reduced for a marketability discount, over the option exercise price. These options were not granted pursuant to the existing Directors or Employee Plans and were exercised in June 1998.

A summary of the status of the Company's stock option plans and the options granted outside the existing plans as of December 31, 1998 and 1997 and changes during the years then ended is presented below:

                                                     1998                            1997
                                              -----------------------------    ----------------------------
                                                                  Weighted                       weighted
                                                                   Average                        Average
                                                                  Exercise                       Exercise
                                                    Shares          Price           Shares         Price
Outstanding at Beginning of Year                       642,500       $ 1.40             22,500        $1.30

Granted                                                221,436         0.05            620,000         1.40

Exercised                                             (221,436)       (0.05)                 -            -

Canceled                                               (32,500)       (1.38)                 -            -
                                                      --------       ------            -------        -----
Outstanding at End of Year                             610,000       $ 1.40            642,500        $1.40
                                                      ========       ======            =======        =====

The following table summarizes information about stock options outstanding at December 31, 1998:

                           Number                Weighted
     Range of            Outstanding         Average Remaining
     Exercise           at December 31,         Contractual      Weighted Average
      Prices                 1998              Life (Years)       Exercise Price
      ------                 ----              ------------       --------------
     $  1.30               15,000                     4             $  1.30
     $  1.40              595,000                     8             $  1.40

   At December 31, 1998, 439,000 of the options outstanding are exercisable.

     The Company applies Accounting Principles Board Opinion No. 25 in accounting for the stock options. Had compensation cost been determined based on the fair value at the grant dates for awards consistent with the method described in SFAS No. 123, the Company's net loss and net loss per share for the years ended December 31, 1998 and 1997, would have been increased to the pro forma amounts indicated below :

                                                   1998               1997
        Net loss - as reported                   $(2,317,394)        $(659,165)
                                                 ===========         =========
        Net loss - pro forma                     $(2,391,265)        $(779,331)
                                                 ===========         =========
        Net loss per share - as reported         $     (0.66)        $   (0.20)
                                                 ===========         =========
        Net loss per share - pro forma           $     (0.68)        $   (0.24)
                                                 ===========         =========

     The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model. During the year ended December 31, 1997, the following weighted average assumptions were used: no dividend yield, expected lives of six years, and risk free interest rate of 6.25%. Volatility was not considered since the Company's common stock has been publicly traded for only a short period of time during which time trading volumes were minimal. The estimated fair value of options granted during 1997 was $0.43 per share.

8.   STOCK PURCHASE WARRANTS

     As part of the Credit Agreement (see Note 4) the Company issued 400,000 warrants to the Lender, including 200,000 warrants issued when the Credit Agreement was amended and restated on August 1, 1998. These warrants are exercisable at any time at $2 per share and expire on June 30, 2003. Management determined that these warrants had no fair value at the date of issuance.

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

9.   STOCKHOLDERS' EQUITY

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

     During 1997, the Company sold 75,000 shares of common stock at $2 per share through an offering pursuant to Regulation D and Rule 504 of the Securities Act of 1933. In addition, 25,845 shares of the Company's common stock were issued during 1997 in connection with preemptive rights of existing shareholders for shares sold by the Company under this offering. The Certificate of Incorporation of the Company was amended and restated on March 21, 1997, to eliminate the provisions providing for shareholder preemptive rights.

     During 1997, the Company issued 33,000 shares of its common stock in connection with a $300,000 borrowing. The shares were valued at $2 per share which was the estimated fair value at the date of issuance and $66,000 was expensed as a loan fee. During 1998, the Company borrowed an additional $300,000 from the same lender and issued an additional 33,000 shares of its common stock. The shares were valued at $1.50 per share, which was the estimated fair value at the date of issuance, and $49,500 was expensed as a loan fee.

10.  COMMITMENTS AND CONTINGENCIES

     The Company has executed employment agreements with certain executive officers, which expire on the later of specified dates in the year 2000 or the date to which the agreement has been extended; or, in the case of the Company's president, as long as the president guarantees the Company's debt. Under the terms of these agreements, the executives will receive annual salaries aggregating $238,000. In addition, the Company's president will receive incentive compensation equal to 10% of the Company's annual pre-tax income in excess of $150,000. The other executive officers will share in a bonus pool equal to 10% of the Company's net income in excess of $100,000. In the event of the executives' termination without cause, as defined in the agreements, the Company must pay them these amounts for the remaining term of the agreements.

11.  SIGNIFICANT CUSTOMERS

     There were five purchasers in 1998 which represented approximately 16%, 16%, 14%, 13% and 11% of the Company's total revenues. There were four purchasers in 1997 which represented approximately 18%, 17%, 14% and 11% of the Company's total revenues.

12.  SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

     The following information summarizes the Company's net proved reserves of oil and gas and the present values thereof for the years ended December 31, 1998 and 1997. The information presented is based upon estimates prepared by Williamson Petroleum Consultants, Inc., who was engaged to perform evaluations of the present value of estimated future net cash flows before income tax (discounted at 10%). The information was prepared in accordance with Statement of Financial Accounting Standards No. 69.

     Prices of crude oil, condensate, and gas were those prices in effect at December 31, 1998 and 1997. Estimated future production costs, which include lease operating costs and severance taxes (estimated assuming that existing economic conditions will continue over the lives of the individual leases, with no adjustment for inflation), have been deducted in arriving at the estimated future net revenues. The present value amounts should not necessarily be equated with fair market value of the Company's oil and gas reserves. All reserves are located in the United States.

     The reliability of any reserve estimate is a function of the quality of available information and of engineering interpretation and judgment. These reserves should be accepted with the understanding that subsequent drilling activities or additional information might require their revision.

The following schedules present certain data pertaining to the Company's proved reserves at December 31, 1998 and 1997:

Estimated quantities of proved reserves:

                                             1998                                  1997
                                   ---------------------------           -------------------------
                                    Oil            Gas                    Oil               Gas
                                    Bbls           Mcf                    Bbls              Mcf
Proved reserves:
   Beginning of year                1,349,623        6,251,797             2,278,684         7,310,081
   Sales and transfers of
    minerals
      in place                              -                -               (81,388)          (19,773)
   Revisions of previous
    estimates                        (669,574)      (1,569,194)             (803,041)         (790,636)
   Purchases of minerals in place         696       16,837,930                   504             2,534
   Production                         (46,140)        (374,983)              (45,136)         (250,409)
                                   ----------      -----------           -----------        ----------

End of year                           634,605       21,145,550             1,349,623         6,251,797
                                   ==========      ===========           ===========        ==========

Proved developed reserves,
   end of year                        486,751       11,326,719               818,644         4,101,265
                                   ==========      ===========           ===========        ==========

Standardized measure of estimated discounted future net cash flows relating to proved oil and gas reserves:

                                                                           1998                1997
Future cash inflows                                                     $33,399,287         $31,807,602
Future development costs                                                 (3,133,517)         (1,984,575)
Future production costs                                                  (5,765,018)         (9,551,242)
                                                                        -----------         -----------
Future net cash flows, before income taxes                               24,500,752          20,271,785
Future income taxes                                                      (6,736,821)         (6,822,827)
                                                                        -----------         -----------
Future net cash flows, after income taxes                                17,763,931          13,448,958
10% annual discount for estimated timing of cash flows                   (9,437,359)         (7,760,176)
                                                                        -----------         -----------
Standardized measure of estimated discounted future
   net cash flows                                                       $ 8,326,572         $ 5,688,782
                                                                        ===========         ===========
Estimated discounted future net cash flows before income taxes          $11,484,354         $ 8,574,733
                                                                        ===========         ===========

  Changes in the standardized measure of estimated discounted future net cash flows from proved oil and gas reserves:

                                                                         1998                1997
     Standardized measure, beginning of period                          $ 5,688,782        $ 22,852,330
     Sales of production, net of production costs                          (508,781)           (764,965)
     Net changes in prices and production costs                          (3,490,236)        (17,652,950)
     Purchases and sales of minerals in place, net                        8,551,430            (543,434)
     Changes in estimated future development costs                       (1,148,942)          1,973,530
     Revisions of previous quantity estimates                            (1,979,540)         (5,044,789)
     Accretion of discount                                                  857,477           3,630,565
     Net changes in income taxes                                           (271,791)         10,567,326
     Timing and other                                                       628,173          (9,328,831)
                                                                        -----------        ------------
                                                                        $ 8,326,572        $  5,688,782
                                                                        ===========        ============

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for 1998 and 1997 is as follows:

                                                                    Quarter
                                           -------------------------------------------------------------
                                           First             Second            Third              Fourth
     1998
     Revenues                               $ 297,459         $ 193,462         $ 255,491         $   485,083
     Operating loss                           (83,444)         (217,389)         (279,789)         (1,274,364)
     Net loss                                (143,663)         (280,139)         (409,886)         (1,483,706)
     Basic and diluted net loss per share       (0.04)            (0.08)            (0.11)              (0.43)

     1997
     Revenues                                 438,788           369,672           342,243             292,842
     Operating loss                           (28,856)          (60,091)          (78,341)           (105,846)
     Net loss                                 (39,693)         (112,370)         (134,645)           (372,457)
     Basic and diluted net loss per share       (0.01)            (0.03)            (0.04)              (0.12)

     (1) Operating results for the fourth quarter of 1998 include adjustments aggregating approximately $1,072,000 relating to an impairment loss and an adjustment to increase depreciation, depletion and amortization expense based on the December 31, 1998 reserve report .

     (2) Operating results for the fourth quarter of 1997 include a loss on the sale of oil and gas properties of approximately $214,000.

                                     ******