Form 10QSB
period 1999-03-31
PAN WESTERN ENERGY CORP
filed 1999-06-09
CIK 1035168

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----- SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1999

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

                         Yes    X        No____
                              -----


As of May 10, 1999, 3,621,873 shares of the Registrants Common Stock, $0.01 par value, were outstanding.

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

               Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 1998 and September 30, 1997.

               Notes to Unaudited Consolidated Financial Statements for the nine months ended September 30, 1998 and September 30, 1997.

     Item 2.
     -------

               Management's Discussion and Analysis of Financial Condition and Results of Operations.


Part II.  Other Information.
--------

                         ITEM 1. FINANCIAL STATEMENTS

                        PAN WESTERN ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                           March 31,                  December 31,
                                                                             1999                        1998
                                                                           Unaudited                    Audited
                                                                     -------------------        --------------------
ASSETS
------
Current Assets:
 Cash                                                                             13,392                       5,863
 Restricted cash                                                                 116,518                     262,080
 Receivables:
  Trade, net of allowance of $11,080                                              95,424                     183,680
  Due from stockholder                                                            27,169                      24,261
  Due from affiliated partnerships                                                     0                           0
  Prepaid expenses                                                                24,821                      20,463

                                                                     -------------------        --------------------
Total current assets                                                             277,323                     496,347
                                                                     -------------------        --------------------

Property and Equipment:
 Oil and gas properties (successful efforts method)                            7,829,361                   7,413,860
 Other property and equipment                                                    383,016                     380,736
                                                                     -------------------        --------------------
                                                                               8,212,377                   7,794,596
 Less accumulated depreciation and depletion                                   2,076,321                   1,957,391
                                                                     -------------------        --------------------
Net property and equipment                                                     6,136,056                   5,837,205
                                                                     -------------------        --------------------
Other assets, net of accumulated amortization                                    160,795                     170,206
                                                                     -------------------        --------------------

Total Assets                                                                   6,574,174                   6,503,758
                                                                     ===================        ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
 Accounts payable                                                                590,178                     767,045
 Undistributed oil and gas revenues                                               91,839                     148,517
 Due to affiliated partnerships                                                    7,540                       7,540
 Accrued liabilities                                                             158,034                     138,793
 Current portion of long term debt                                             1,350,782                     195,428

                                                                     -------------------        --------------------
Total current liabilities                                                      2,198,373                   1,257,323

Net profits overriding royalty                                                   364,493                     161,872
Long-term debt                                                                 6,518,397                   7,114,238

                                                                     -------------------        --------------------
Total liabilities                                                              9,081,263                   8,533,433
                                                                     -------------------        --------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock ($.05 par value; authorized 25,000,000
 shares; no shares issued or outstanding)                                              0                           0
 Common stock ($.01 par value; authorized 25,000,000
 shares; issued 4,703,123 shares)                                                 47,032                      47,032
 Additional paid in capital                                                    1,999,371                   1,999,371
Accumulated deficit                                                           (4,334,511)                 (3,857,096)
Treasury stock (1,081,250 shares)                                               (218,982)                   (218,982)

                                                                     -------------------        --------------------
Total stockholders' equity                                                    (2,507,090)                 (2,029,675)
                                                                     -------------------        --------------------

Total Liabilities and Stockholders' Equity                                     6,574,174                   6,503,758
                                                                     ===================        ====================


         See accompanying notes to consolidated financial statements.

                        PAN WESTERN ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                                                    Three Months                Three Months
                                                                                        Ended                        Ended
                                                                                    March 31, 1999              March 31, 1998
                                                                                ---------------------        --------------------
REVENUE:
 Oil and gas sales                                                                            214,456                     278,722
 Operating income                                                                              16,970                      18,737
                                                                                ---------------------        --------------------
                                                                                              231,427                     297,459
                                                                                ---------------------        --------------------

OPERATING EXPENSES:
 Lease operating                                                                              153,986                     115,651
 Salaries and wages                                                                           104,450                      90,671
 Depreciation, depletion and amortization                                                     119,637                      64,829
 General and administrative                                                                   142,453                     109,751
                                                                                ---------------------        --------------------
                                                                                              520,525                     380,902
                                                                                ---------------------        --------------------

OPERATING INCOME (LOSS)                                                                      (289,099)                    (83,444)
                                                                                ---------------------        --------------------

OTHER INCOME (EXPENSE):
 Loss from rental operations, net                                                              (4,023)                     (3,745)
 (Loss) gain on sale of assets, net                                                                 0                         845
 Interest income                                                                                1,475                       1,494
 Interest expense                                                                            (185,769)                    (58,813)
                                                                                ---------------------        --------------------
                                                                                             (188,316)                    (60,219)
                                                                                ---------------------        --------------------


INCOME (LOSS) BEFORE INCOME TAXES                                                            (477,414)                   (143,663)

 Income taxes                                                                                       0                           0
                                                                                ---------------------        --------------------

NET INCOME (LOSS)                                                                            (477,414)                   (143,663)
                                                                                =====================        ====================

NET INCOME (LOSS) PER SHARE                                                                     (0.13)                      (0.04)
                                                                                =====================        ====================

Weighted average common shares                                                              3,621,873                   3,367,405
                                                                                =====================        ====================



         See accompanying notes to consolidated financial statements.

                         PAN WESTERN ENERGY CORPORATION

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                   (UNAUDITED)


                                                           Additional                                                     Total
                                         Common             Paid-In            Accumulated           Treasury         Stockholders'
                                          Stock             Capital              Deficit               Stock             Equity
                                   -----------------------------------------------------------------------------------------------
Balances, December 31, 1998              47,032            1,999,371           (3,857,097)           (218,982)          (2,029,675)

Net Income (loss)                                                                (477,414)                                (477,414)
                                   -----------------------------------------------------------------------------------------------

Balances, March 31, 1999                 47,032            1,999,371           (4,334,511)           (218,982)          (2,507,090)
                                   ===============================================================================================

         See accompanying notes to consolidated financial statements.

                        PAN WESTERN ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                   Three Months                Three Months
                                                                      Ended                        Ended
                                                                     March 31,                   March 31,
                                                                       1999                         1998
                                                              ---------------------        --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                         (477,414)                   (143,663)
 Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
 Depreciation, depletion and amortization                                   119,637                      64,829
 Amortization of debt discount                                               22,041                           0
 (Gain) loss on sale of assets, net                                               0                        (845)
 (Increase) decrease in receivables                                          85,348                      20,538
 (Increase) decrease in prepaid expenses                                     (4,358)                     (6,267)
 (Increase) decrease in other assets                                          9,411                       3,081
 Increase (decrease) in accounts payable                                   (176,867)                     85,884
 Increase (decrease) in accrued liabilities                                  19,241                       5,000
 Increase (decrease) in undistributed oil and gas revenues                  (56,676)                     24,137
                                                              ---------------------        --------------------
Net cash provided by (used in) operating activities                        (459,637)                     52,694
                                                              ---------------------        --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                      (415,501)                          0
 Purchase of certificate of deposit                                               0                           0
 Proceeds from the disposal of oil and gas properties                             0                       1,056
                                                              ---------------------        --------------------
Net cash used in investing activities                                      (415,501)                      1,056
                                                              ---------------------        --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from long-term debt                                               844,252                           0
 Repayment of long-term debt                                               (107,147)                   (251,991)
 Decrease (increase) in restricted cash                                     145,562                     234,577
                                                              ---------------------        --------------------
Net cash provided by financing activities                                   882,667                     (17,414)
                                                              ---------------------        --------------------

NET INCREASE  (DECREASE) IN CASH                                              7,529                      36,336

CASH, BEGINNING OF PERIOD                                                     5,863                      14,686
                                                              ---------------------        --------------------

CASH, END OF PERIOD                                                          13,392                      51,022
                                                              =====================        ====================

SUPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                                              162,287                      42,033
                                                              =====================        ====================

 Income taxes paid                                                                0                           0
                                                              =====================        ====================

         See accompanying notes to consolidated financial statements.

                        PAN WESTERN ENERGY CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the years ended December 31, 1998 and 1997. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

     Although operating results have negatively impacted the Company's liquidity, capital resources and ability to make scheduled debt payments, the Company anticipates the cash flows will be sufficient to fund its operating and debt service requirements at their current levels for the next year. The Company's business strategy is to continue to concentrate on expanding its asset base and cash flows through acquisition and exploitation of oil and gas reserves, to the extent that it has the capital resources to do so. The Company considers sources of such financing to include bank lines of credit, public and private sales of debt or equity securities, joint oil and gas development arrangements, and internally-generated cash flows. Management currently believes that sufficient external or internal funds will be available to fund the Company's operations.

(2) Loss per common share. Net loss per common share for the periods presented has been computed based upon the weighted average number of shares outstanding of 3,621,873 and 3,367,405 for the three months ended March 31, 1999 and 1998, respectively.

     Outstanding stock options and warrants have not been included in the calculation for the periods ended March 31, 1999 and March 31, 1998 since their effect on net loss per share is antidilutive.

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

                                             Three Months Ended March 31
                                             ---------------------------
                                              1999                 1998
                                             -----                ------
Average price:
   Oil (per Bbl)                             $10.29               $15.95
   Gas (per Mcf)                             $ 1.47               $ 1.89


Production:

   Oil (Bbl)                                 12,615               10,353
   Gas (Mcf)                                 95,414               60,040

Three months ended March 31, 1999 compared to three months ended March 31, 1998.

     The net loss of the Company increased by $333,781 from a loss of $143,663 experienced for the first quarter ended March 31, 1998 to a loss of $477,414 for the first quarter ended March 31, 1999. The increased loss experienced is due primarily to the net effect of an increase in the Company's oil and gas production with a substantial reduction in the average prices received for this production coupled with increases of $38,335 in lease operating expenses, $54,808 in depreciation, depletion and amortization expense, $32,702 in general and administrative expenses and $13,779 in salaries and wages.

     Oil and gas sales were $214,456 for the first quarter ended March 31, 1999 as compared to $278,722 for the first quarter ended March 31, 1998. This represents a decrease of $64,266 which is due primarily to lower prices, on a greater amount of production, received by the Company for its oil and gas production during the first quarter ended March 31, 1999. Oil production for the first quarter of 1999 experienced an increase of 21.8% as compared to the first quarter of 1998 and the average price received by the Company for its oil production declined from $15.95 during the first quarter of 1998 to $10.29 received during the first quarter of 1999. The increase in oil production was primarily a result of work on the Company's Borden County, Texas properties which was completed in the fourth quarter of 1998. Gas production for the first quarter of 1999 experienced a 58.9% increase when compared to the first quarter of 1998. This increase is a result of gas produced on the Company's Sherman County, Texas properties which were purchased by the Company in August, 1998. If the Sherman County production was excluded, gas production for the first quarter ended March 31, 1999 would have experienced a decline of 18.2% as compared to the first quarter ended March 31, 1998. The average price for gas received by the Company declined to $1.47 during the first quarter of 1999 as compared to $1.89 received during the first quarter of 1998.

     Operating income declined by $1,767 during the three months ended March 31, 1999 to $16,970 as compared to $18,737 experienced during the three months ended March 31, 1998. This decrease is primarily attributable to overhead expenses being charged to a reduced number of wells which are operated by the Company.

     Lease operating expenses, including production taxes, for the three months ended March 31, 1999 increased $38,335 to $153,986 from $115,651 experienced during the period ended March 31, 1998. Production taxes declined by $1,549 from $18,406 experienced during the quarter ended March 31, 1998 to $16,857 experienced during the quarter ended March 31, 1999. This decline is attributable to the lower taxable value of the Company's production during the first quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. Other lease operating expense increased by $39,885 from $97,244 during the first quarter ended March 31, 1998 to $137,129 experienced during the first quarter ended March 31, 1999. This increase is primarily attributable to increased field maintenance operations being conducted during the first quarter ended March 31, 1999 as compared to the first quarter ended March 31, 1998. The increased field maintenance operations were financed with proceeds from the credit facility entered into by the Company in August, 1998.

     Depreciation, depletion and amortization increased to $119,637 for the three month period ended March 31, 1999 as compared to $64,829 during the three month period ended March 31, 1998. This increase is due primarily to the higher production levels for oil and gas experienced during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998 coupled with an increased oil and gas property asset amount.

     General and administrative expenses increased by $32,702 from $109,751 during the quarter ended March 31, 1998 to $142,453 during the quarter ended March 31, 1999. The increase in these expenses was due primarily to an increase in telephone and communication expense of $6,616, an increase in office supplies expense of $1,084, an increase in travel and entertainment expenses of $5,729 and an increase of $31,888 in amortization of costs incurred as a result of the credit facility entered into by the Company in August, 1998. These increases are partially offset by a decrease of $1,397 in printing and copying expense, a decrease of $1,175 in other professional services expenses and a $10,442 decrease in the guarantee fee paid to the president of the Company as a result of his executing personal guarantees on some of the Company's outstanding debt. Most of the debt he had guaranteed was paid with some of the proceeds received on the credit agreement executed by the Company in August, 1998.

     Salaries and wages expense increased by $13,779 from $90,671 during the first quarter ended March 31, 1998 to $104,450 during the quarter ended March 31, 1999. The increase is attributable to salary increases given to three employees effective August, 1998.

     Other income (expense) increased from an expense of $60,219 experienced during the quarter ended March 31, 1998 to an expense of $188,316 during the quarter ended March 31, 1999. Major changes in items included in other income and expense were as follows. Interest expense for the quarter ended March 31, 1999 amounted to $185,769 as compared to $58,813 for the quarter ended March 31, 1998. (Loss) gain on sale of assets for the quarter ended March 31, 1998 amounted to a gain of $845 as compared to no loss or gain on sale of assets during the first quarter ended March 31, 1999. The increased interest expense is a result of a substantially higher level of debt incurred by the Company during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998.

Capital Resources and Liquidity.

     The Company's capital requirements relate to the acquisition, development and operation of oil and gas producing properties. In general, since most of the reserves the Company has acquired and intends to acquire are substantially depleted by production, the success of its business strategy is dependent upon a continuous acquisition, development and exploration program. The Company intends to continue its practice of reserve replacement and growth through the acquisition of producing oil and gas properties, although at this time it is unable to predict the number and size of such acquisitions, if any, which will be completed. The Company's ability to finance its oil and gas acquisitions is determined by its cash flow from operations and available sources of debt and equity financing. As of March 31, 1999, the Company had a working capital deficit of $1,921,050 as compared to a working capital deficit of $776,437 as of December 31, 1998. During the three month period ended March 31, 1999 the Company experienced an increase in cash of $7,529. The total debt of the Company as of March 31, 1999 amounted to $7,869,179 as compared to $2,187,201 as of March 31, 1998 and $7,309,666 as of December 31, 1998.

     Although operating results have negatively impacted the Company's liquidity, capital resources and ability to make scheduled debt payments, the Company anticipates the cash flows will be sufficient to fund its operating and debt service requirements at their current levels for the next year. The Company's business strategy is to continue to concentrate on expanding its asset base and cash flows through acquisition and exploitation of oil and gas reserves, to the extent that it has the capital resources to do so. The Company considers sources of such financing to include bank lines of credit, public and private sales of debt or equity securities, joint oil and gas development arrangements, and internally-generated cash flows. Management currently believes that sufficient external or internal funds will be available to fund the Company's operations.

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

               Not applicable.

Item 5.  Other Information.

               Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

               None

         (b) Reports on Form 8-K

               On May 21, 1998 the Company filed a report on Form 8-KSB presenting the terms of a commitments letter it had signed with Cambrian Capital Corporation of Houston, Texas.

Signatures

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PAN WESTERN ENERGY CORPORATION
                                            (Registrant)


Date: June 7, 1999                 /s/ SID L. ANDERSON
                                   ------------------------------
                                   Sid L. Anderson
                                   President and Director
                                   (Principal Executive Officer)


Date: June 7, 1998                 /s/ CLAYTON E. WOODRUM
                                   ------------------------------
                                   Clayton E. Woodrum
                                   Executive Vice President and Director
                                   (Principal Financial Officer)


Date: June 7, 1998                 /s/ VINCENT R. KEMENDO
                                   ------------------------------
                                   Vincent R. Kemendo
                                   Vice President - Finance
                                   (Principal Accounting Officer)