Form 10QSB
period 1999-06-30
PAN WESTERN ENERGY CORP
filed 1999-08-10
CIK 1035168

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
      EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

                                      OR

___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

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

                                    Yes    X       No ___
                                          ---

As of August 6, 1999, 3,621,873 shares of the Registrants Common Stock, $0.01 par value, were outstanding.

                               TABLE OF CONTENTS


Part I.    Financial Information.
------

        Item 1.
        ------

               Consolidated Balance Sheets (Unaudited) as of June 30, 1999 and as of December 31, 1998.

               Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 1999 and June 30, 1998.

               Consolidated Statement of Changes in Stockholders' Equity (Unaudited) for the six months ended June 30, 1999.

               Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 1999 and June 30, 1998.

               Notes to Unaudited Consolidated Financial Statements for the six months ended June 30, 1999 and June 30, 1998.

        Item 2.
        ------

               Management's Discussion and Analysis of Financial Condition and Results of Operations.


Part II.   Other Information.
-------

                         ITEM 1. FINANCIAL STATEMENTS

                        PAN WESTERN ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                             June 30,
                                                                               1999                   December 31,
                                                                           (Unaudited)                    1998
                                                                        -------------------        -------------------
ASSETS
------

Current Assets:
 Cash                                                                                1,257                      5,863
 Restricted cash                                                                   351,495                    262,080
 Receivables:
  Trade, net of allowance of $11,080                                                96,913                    183,680
  Due from stockholder                                                              28,272                     24,261
  Due from affiliated partnerships                                                       0                          0
  Prepaid expenses                                                                  25,312                     20,463

                                                                        ------------------        -------------------
Total current assets                                                               503,250                    496,347
                                                                        ------------------        -------------------

Property and Equipment:
 Oil and gas properties (successful efforts method)                              7,972,125                  7,413,860
 Other property and equipment                                                      383,016                    380,736
                                                                        ------------------        -------------------
                                                                                 8,355,141                  7,794,596
 Less accumulated depreciation and depletion                                     2,195,252                  1,957,391
                                                                        ------------------        -------------------
Net property and equipment                                                       6,159,889                  5,837,205
                                                                        ------------------         ------------------
Other assets, net of accumulated amortization                                      151,384                    170,206
                                                                        ------------------         ------------------

Total Assets                                                                     6,814,523                  6,503,758
                                                                        ==================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
 Accounts payable                                                                  748,655                    767,045
 Undistributed oil and gas revenues                                                 96,262                    148,517
 Due to affiliated partnerships                                                     18,050                      7,540
 Accrued liabilities                                                               368,213                    138,793
 Current portion of long term debt                                               1,611,652                    195,428

                                                                        ------------------        -------------------
Total current liabilities                                                        2,842,832                  1,257,323

Net profits overriding royalty                                                     425,308                    161,872
Long-term debt                                                                   6,464,909                  7,114,238

                                                                        ------------------        -------------------
Total liabilities                                                                9,733,048                  8,533,433
                                                                        ------------------        -------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock ($.05 par value; authorized 25,000,000
 shares; no shares issued or outstanding)                                                0                          0
 Common stock ($.01 par value; authorized 25,000,000
 shares; issued 4,703,123 shares                                                    47,032                     47,032
 Additional paid in capital                                                      1,999,371                  1,999,371
Accumulated deficit                                                             (4,745,946)                (3,857,096)
Treasury stock (1,081,250 shares of common stock)                                 (218,982)                  (218,982)

                                                                        ------------------        -------------------
Total stockholders' equity                                                      (2,918,525)                (2,029,675)
                                                                        ------------------        -------------------

Total Liabilities and Stockholders' Equity                                       6,814,523                  6,503,758
                                                                        ==================        ===================


    See accompanying notes to unaudited consolidated financial statements.

                        PAN WESTERN ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                           Three Months Ended June 30,          Six Months Ended June 30,
                                                          ----------------------------         ---------------------------
                                                             1999              1998               1999             1998
                                                          ----------        ----------         ----------       ----------
REVENUE:
 Oil and gas sales                                           325,069           168,886            539,526          447,607
 Operating income                                             16,693            24,576             33,663           43,313
                                                          ----------        ----------         ----------       ----------
                                                             341,762           193,462            573,189          490,921
                                                          ----------        ----------         ----------       ----------

OPERATING EXPENSES:
 Lease operating                                             154,483            92,837            308,469          208,488
 Salaries and wages                                          102,950           108,274            207,400          198,945
 Depreciation, depletion and amortization                    119,637            64,829            239,273          129,659
 General and administrative                                  160,762           144,911            303,215          254,664
                                                          ----------        ----------         ----------       ----------
                                                             537,832           410,851          1,058,357          791,756
                                                          ----------        ----------         ----------       ----------

OPERATING INCOME (LOSS)                                     (196,070)         (217,389)          (485,168)        (300,835)
                                                          ----------        ----------         ----------       ----------

OTHER INCOME (EXPENSE):
 Loss from rental operations, net                             (7,162)           (2,643)           (11,184)          (6,388)
 (Loss) gain on sale of assets, net                                0             2,450                  0            3,295
 Interest income                                                   0             1,513              1,475            3,007
 Interest expense                                           (208,204)          (64,071)          (393,973)        (122,883)
                                                          ----------        ----------         ----------       ----------
                                                            (215,366)          (62,750)          (403,682)        (122,969)
                                                          ----------        ----------         ----------       ----------


INCOME (LOSS) BEFORE INCOME TAXES                           (411,436)         (280,139)          (888,850)        (423,804)

 Income taxes                                                      0                 0                  0                0
                                                          ----------        ----------         ----------       ----------

NET INCOME (LOSS)                                           (411,436)         (280,139)          (888,850)        (423,804)
                                                          ==========        ==========         ==========       ==========

NET INCOME (LOSS) PER SHARE                                    (0.11)            (0.08)             (0.25)           (0.13)
                                                          ==========        ==========         ==========       ==========

Weighted average common shares                             3,621,873         3,386,979          3,621,873        3,377,246
                                                          ==========        ==========         ==========       ==========

    See accompanying notes to unaudited consolidated financial statements.

                        PAN WESTERN ENERGY CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                    FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                  (UNAUDITED)

                                                        Additional                                                Total
                                       Common            Paid-In          Accumulated         Treasury        Stockholders'
                                       Stock             Capital            Deficit            Stock              Equity
                                 ----------------------------------------------------------------------------------------------
Balances, December 31, 1998           47,032           1,999,371         (3,857,096)          (218,982)        (2,029,675)

Issuance of stock                                                                                                       0

Net Income (loss)                                                          (888,850)                             (888,850)
                                 ----------------------------------------------------------------------------------------------

Balances, June 30, 1999               47,032           1,999,371         (4,745,946)          (218,982)        (2,918,525)
                                 ==============================================================================================

See accompanying notes to unaudited consolidated financial statements.

                        PAN WESTERN ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)



                                                                           Six Months           Six Months
                                                                             Ended                 Ended
                                                                            June 30,              June 30,
                                                                              1999                 1998
                                                                          ------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                            (888,850)            (423,804)
 Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation, depletion and amortization                                     266,744              167,181
  Amortization of debt discount                                                 41,053                    0
  Other                                                                              0               20,928
  (Gain) loss on sale of assets, net                                                 0               (3,295)
  (Increase) decrease in receivables                                            82,755               58,999
  (Increase) decrease in prepaid expenses                                       (4,849)             (34,264)
  (Increase) decrease in other assets                                          (17,410)             (29,384)
  Increase (decrease) in accounts payable                                       (7,880)             103,928
  Increase (decrease) in accrued liabilities                                   229,420               12,721
  Increase (decrease) in undistributed oil and gas revenues                    (52,255)             (22,833)
                                                                          ------------        -------------
Net cash provided by (used in) operating activities                           (351,271)            (149,823)
                                                                          ------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                         (560,546)               2,465
 Purchase of certificate of deposit                                             (1,475)               2,834
 Proceeds from the disposal of oil and gas properties                                0                3,656
                                                                          ------------        -------------
Net cash used in investing activities                                         (562,021)               8,955
                                                                          ------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt                                                1,097,646              300,000
 Repayment of long-term debt                                                  (108,368)            (402,420)
 Decrease (increase) in restricted cash                                        (89,415)             228,859
 Proceeds from sale of common stock                                                  0               11,073
                                                                          ------------        -------------
Net cash provided by financing activities                                      899,863              137,512
                                                                          ------------        -------------

NET INCREASE  (DECREASE) IN CASH                                               (13,429)              (3,356)

CASH, BEGINNING OF PERIOD                                                       14,686               14,686
                                                                          ------------        -------------

CASH, END OF PERIOD                                                              1,257               11,330
                                                                          ============        =============


SUPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                                                 179,553              100,162
                                                                          ============        =============

 Income taxes paid                                                                   0                    0
                                                                          ============        =============

    See accompanying notes to unaudited consolidated financial statements.

                         PAN WESTERN ENERGY CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

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

(2) Loss per common share. Net loss per common share for the periods presented has been computed based upon the weighted average number of shares outstanding of 3,621,873 and 3,377,246 for the six months ended June 30, 1999 and 1998, respectively and 3,621,873 and 3,386,979 for the three months ended June 30, 1999 and 1998, respectively.

     Outstanding stock options and warrants have not been included in the calculation for the three and six month periods ended June 30, 1999 and June 30, 1998 since their effect on net loss per share is antidilutive.

Item 2.    Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.

Purchase of Oil and Gas Properties.

        In August, 1998, the Company purchased 11 wells in Sherman County, Texas from Exxon Corporation. The average daily gross production from these 11 wells is currently approximately 1,500 mcf per day.

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

                     Three Months Ended           Six Months Ended
                          June 30                      June 30
                          -------                      -------
                     1999         1998            1999         1998
                     ----         ----            ----         ----
Average price:

 Oil (per Bbl)      $15.04       $13.92          $12.48       $15.00

 Gas (per Mcf)      $ 1.37       $ 1.60          $ 1.41       $ 1.76


Production:

 Oil (Bbl)          10,815        9,236          23,430       19,589

 Gas (Mcf)         118,865       50,645         214,279      110,685

Three months ended June 30, 1999 compared to three months ended June 30, 1998.

     The net loss of the Company increased by $131,297 from a loss of $280,139 experienced for the second quarter ended June 30, 1998 to a loss of $411,436 for the second quarter ended June 30, 1999. The increased loss experienced is due primarily to increases in the Company's oil production and gas production and the average price received for oil production coupled with an increase of $61,646 in lease operating expense, an increase in depreciation, depletion and amortization expense of $54,808 and an increase of $15,851 in general and administrative expenses.

     Oil and gas sales were $325,069 for the second quarter of 1999 as compared to $168,886 for the second quarter of 1998. This represents a increase of $156,183 which is due primarily to increased oil and gas production experienced during the second quarter ended June 30, 1999 as compared to the second quarter ended June 30, 1998. Oil production for the second quarter of 1999 experienced a 17% increase as compared to the second quarter of 1998 and the average price received by the Company for its oil production increased from $13.92 during the second quarter of 1998 to $15.04 during the second quarter of 1999. The increase in oil production was primarily a result of work on the Company's Borden County, Texas properties which was completed in the fourth quarter of 1998. Gas production for the second quarter of 1999 experienced a 134% increase when compared to the second quarter of 1998. This increase is a result of gas produced on the Company's Sherman County, Texas properties which were purchased by the Company in August, 1998. If the Sherman County production was excluded, gas production for the second quarter ended June 30, 1999 would have experienced an increase of only 34% as compared to the second quarter ended June 30, 1998. The average price for gas received by the Company declined to $1.37 during the second quarter of 1999 as compared to $1.60 received during the second quarter of 1998.

     Operating income declined by $7,883 during the three months ended June 30, 1999 to $16,693 as compared to $24,576 experienced during the three months ended June 30, 1998. This decrease is primarily attributable to overhead expenses being charged to a reduced number of wells which are operated by the Company.

     Lease operating expenses, including production taxes, for the three months ended June 30, 1999 increased $61,646 to $154,483 from $92,837 experienced during the period ended June 30, 1998. Production taxes increased by $2,268 from $13,348 experienced during the quarter ended June 30, 1998 to $15,616 experienced during the quarter ended June 30, 1999. This increase is attributable to the higher taxable value of the Company's production during the second quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998. Other lease operating expense increased by $59,377 from $79,489 during the second quarter ended June 30, 1998 to $138,867 experienced during the second quarter ended June 30, 1999. This increase is primarily attributable to increased field maintenance operations being conducted during the second quarter ended June 30, 1999 as compared to the second quarter ended June 30, 1998. The increased field maintenance operations were financed with proceeds from the credit facility entered into by the Company in August, 1998.

     Depreciation, depletion and amortization increased to $119,637 for the three month period ended June 30, 1999 as compared to $64,829 during the three month period ended June 30, 1998. This increase is due primarily to the higher production levels for oil and gas experienced during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998 coupled with an increased oil and gas property asset amount.

     Salaries and wages expense decreased by $5,324 from $108,274 during the first quarter ended June 30, 1998 to $102,950 during the quarter ended June 30, 1999. The decrease is attributable to the loss of one part-time employee.

     General and administrative expenses increased by $15,851 from $144,911 during the quarter ended June 30, 1998 to $160,762 during the quarter ended June 30, 1999. The increase in these expenses was due primarily to an increase in telephone and communication expense of $6,054, an increase in professional services expense of $32,237, an increase in travel and entertainment expenses of $8,273 and an increase of $17,870 in amortization of costs incurred as a result of the credit facility entered into by the Company in August, 1998. These increases are partially offset by a decrease of $4,841 in insurance expense, a $24,983 decrease in loan fees, a decrease of $7,751 in legal fees and a $9,637 decrease in the guarantee fee paid to the president of the Company as a result of his executing personal guarantees on some of the Company's outstanding debt. Most of the debt he had guaranteed was paid with some of the proceeds received on the credit agreement executed by the Company in August, 1998.

     Other income (expense) increased from an expense of $62,750 experienced during the quarter ended June 30, 1998 to an expense of $215,366 during the quarter ended June 30, 1999. Major changes in items included in other income and expense were as follows. Interest expense for the quarter ended June 30, 1999 amounted to $208,204 as compared to $64,071 for the quarter ended June 30, 1998.
(Loss) gain on sale of assets for the quarter ended June 30, 1998 amounted to a gain of $2,450 as compared to no loss or gain on sale of assets during the second quarter ended June 30, 1999. The increased interest expense is a result of a substantially higher level of debt incurred by the Company during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998.

Six months ended June 30, 1999 compared to six months ended June 30, 1998.

     The net loss of the Company increased by $465,046 from a loss of $423,804 experienced for the six months ended June 30, 1998 to a loss of $888,850 for the six months ended June 30, 1999. The increased loss experienced is due primarily to the net effect of slightly increased oil and gas sales revenues, increased operating expenses and increased interest expense.

     Oil and gas sales were $539,526 for the six months ended June 30, 1999 as compared to $447,607 for the first six months of 1998. This represents an increase of $91,919 which was primarily attributable increased production volumes for both oil and gas. Oil production for the first six months of 1999 increased by 19% while the average price received decreased to $12.48 as compared to $15.00 for the first six months of 1998. The increase in oil production was primarily a result of work on the Company's Borden County, Texas properties which was completed in the fourth quarter of 1998. Gas production for the six months ended June 30, 1999 experienced a 94% increase when compared to the six months ended June 30, 1998 while the average price received for gas production declined from $1.76 received during the six months ended June 30, 1998 to $1.41 received during the six months ended June 30, 1999. This increase is a result of gas produced on the Company's Sherman County, Texas properties which were purchased by the Company in August, 1998. If the Sherman County production was excluded, gas production for the six months ended June 30, 1999 would have experienced a decline of 10% as compared to the six months ended June 30, 1998.

     Operating income declined by $9,650 during the six months ended June 30, 1999 to $33,663 as compared to $43,313 experienced during the six months ended June 30, 1998. This decrease is primarily attributable to overhead expenses being charged to a reduced number of wells which are operated by the Company.

     Lease operating expenses, including production taxes, for the six months ended June 30, 1999 increased $99,981 to $308,469 from $208,488 experienced during the period ended June 30, 1998. Production taxes increased by $717 from $31,755 experienced during the six months ended June 30, 1998 to $32,472 experienced during the six months ended June 30, 1999. This increase is attributable to the higher taxable value of the Company's production during the six months ended June 30, 1999 as compared to the six month period ended June 30, 1998. Other lease operating expense increased by $99,263 from $176,733 during the six months ended June 30, 1998 to $275,996 experienced during the six months ended June 30, 1999. This increase is primarily attributable to increased field maintenance operations being conducted during the six months ended June 30, 1999 as compared to the six month period ended June 30, 1998. The increased field maintenance operations were financed with proceeds from the credit facility entered into by the Company in August, 1998.

     Depreciation, depletion and amortization increased to $239,273 for the six month period ended June 30, 1999 as compared to $129,659 during the six month period ended June 30, 1998. This increase is due primarily to the higher production levels for oil and gas experienced during the six months ended June 30, 1999 as compared to the six month period ended June 30, 1998 coupled with an increased oil and gas property asset amount.

     Salaries and wages expense increased by $8,455 from $198,945 during the six months ended June 30, 1998 to $207,400 during the six months ended June 30, 1999. The increase is attributable to salary increases which were given to three employees effective August, 1998.

     General and administrative expenses increased by $48,551 from $254,664 during the six months ended June 30, 1998 to $303,215 during the six months ended June 30, 1999. The increase in these expenses was due primarily to an increase in telephone and communication expense of $12,670, an increase in professional services expense of $30,828, an increase in travel and entertainment expenses of $12,478 and an increase of $41,053 in amortization of costs incurred as a result of the credit facility entered into by the Company in August, 1998. These increases are partially offset by a decrease of $2,350 in insurance expense, a $16,965 decrease in loan fees, a decrease of $8,028 in legal fees and a $20,080 decrease in the guarantee fee paid to the president of the Company as a result of his executing personal guarantees on some of the Company's outstanding debt. Most of the debt he had guaranteed was paid with some of the proceeds received on the credit agreement executed by the Company in August, 1998.

     Other income (expense) increased from an expense of $122,969 experienced during the six months ended June 30, 1998 to an expense of $403,682 during the six months ended June 30, 1999. Interest expense for the six months ended June 30, 1998 amounted to $122,883 as compared to $393,973 for the six months ended June 30, 1999. This increase is attributable to the higher level of total debt as of June 30, 1999 as compared to June 30, 1998. In addition, during the six months ended June 30, 1999, the Company reported a loss from rental operations of $11,184 as compared to a loss of $6,388 realized for the six months ended June 30, 1998. During the six months ended June 30, 1998, the Company realized a gain on sale of assets of $3,295. The Company had no asset sales in the six months ended June 30, 1999.

Capital Resources and Liquidity.

     The Company's capital requirements relate to the acquisition, development and operation of oil and gas producing properties. In general, since most of the reserves the Company has acquired and intends to acquire are substantially depleted by production, the success of its business strategy is dependent upon a continuous acquisition, development and exploration program. The Company intends to continue its practice of reserve replacement and growth through the acquisition of producing oil and gas properties, although at this time it is unable to predict the number and size of such acquisitions, if any, which will be completed. The Company's ability to finance its oil and gas acquisitions is determined by its cash flow from operations and available sources of debt and equity financing. As of June 30, 1999, the Company had a working capital deficit of $2,339,582 as compared to a working capital deficit of $1,921,050 as of December 31, 1998. During the six month period ended June 30, 1999 the Company experienced a decrease in cash of $13,429. The total debt of the Company as of June 30, 1999 amounted to $8,076,561 as compared to $2,336,772 as of June 30, 1998 and $7,309,666 as of December 31, 1998.

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

               Not applicable.

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

                                        PAN WESTERN ENERGY CORPORATION
                                                  (Registrant)


Date: August 3, 1999                     /s/ SID L. ANDERSON
                                         -------------------------
                                         Sid L. Anderson
                                         President and Director
                                         (Principal Executive Officer)


Date: August 3, 1999                     /s/ CLAYTON E. WOODRUM
                                         -------------------------
                                         Clayton E. Woodrum
                                         Executive Vice President and Director
                                         (Principal Financial Officer)


Date: August 3, 1999                     /s/ VINCENT R. KEMENDO
                                         -------------------------
                                         Vincent R. Kemendo
                                         Vice President - Finance
                                         (Principal Accounting Officer)