Form 10QSB
period 1999-09-30
PAN WESTERN ENERGY CORP
filed 1999-11-12
CIK 1035168

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)

      X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    -----    SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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


As of November 8, 1999, 3,621,873 shares of the Registrants Common Stock, $0.01 par value, were outstanding.

                               TABLE OF CONTENTS


Part I.   Financial Information.
-------

     Item 1.
     -------

            Consolidated Balance Sheets (Unaudited) as of September 30, 1999 and as of December 31, 1998.

            Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 1999 and September 30, 1998.

            Consolidated Statement of Changes in Stockholders' Equity (Unaudited) for the nine months ended September 30, 1999.

            Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 1999 and September 30, 1998.

            Notes to Unaudited Consolidated Financial Statements for the nine months ended September 30, 1999 and September 30, 1998.

     Item 2.
     -------

             Management's Discussion and Analysis of Financial Condition and Results of Operations.


Part II.  Other Information.
--------

                         ITEM 1.  FINANCIAL STATEMENTS

                        PAN WESTERN ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                   September 30,
                                                                       1999              December 31,
                                                                   (Unaudited)               1998
                                                                  --------------         ------------
ASSETS
------

Current Assets:
 Cash                                                                     47,227                5,863
 Restricted cash                                                         134,656              262,080
 Receivables:
  Trade, net of allowance of $11,080                                     105,731              183,680
  Due from stockholder                                                    28,272               24,261
  Due from affiliated partnerships                                             0                    0
  Prepaid expenses                                                        21,228               20,463

                                                                  --------------         ------------
Total current assets                                                     337,114              496,347
                                                                  --------------         ------------

Property and Equipment:
 Oil and gas properties (successful efforts method)                    8,200,793            7,413,860
 Other property and equipment                                            383,016              380,736
                                                                  --------------         ------------
                                                                       8,583,810            7,794,596
 Less accumulated depreciation and depletion                           2,314,182            1,957,391
                                                                  --------------         ------------
Net property and equipment                                             6,269,627            5,837,205
                                                                  --------------         ------------
Other assets, net of accumulated amortization                            141,973              170,206
                                                                  --------------         ------------

Total Assets                                                           6,748,715            6,503,758
                                                                  ==============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
 Accounts payable                                                        846,715              767,045
 Undistributed oil and gas revenues                                       90,471              148,517
 Due to affiliated partnerships                                           18,050                7,540
 Accrued liabilities                                                     111,710              138,793
 Current portion of long term debt                                     1,506,788              195,428

                                                                  --------------         ------------
Total current liabilities                                              2,573,734            1,257,323

Net profits overriding royalty payable                                   500,193              161,872
Long-term debt                                                         6,891,975            7,114,238

                                                                  --------------         ------------
Total liabilities                                                      9,965,902            8,533,433
                                                                  --------------         ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock ($.05 par value; authorized 25,000,000
 shares; no shares issued or outstanding)                                      0                    0
 Common stock ($.01 par value; authorized 25,000,000
 shares; issued 4,703,123 shares                                          47,032               47,032
 Additional paid in capital                                            1,999,371            1,999,371
Accumulated deficit                                                   (5,044,608)          (3,857,096)
Treasury stock (1,081,250 shares of common stock)                       (218,982)            (218,982)

                                                                  --------------         ------------
Total stockholders' equity                                            (3,217,187)          (2,029,675)
                                                                  --------------         ------------

Total Liabilities and Stockholders' Equity                             6,748,715            6,503,758
                                                                  ==============         ============



    See accompanying notes to unaudited consolidated financial statements.

                        PAN WESTERN ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                    Three Months Ended September 30,           Nine Months Ended September 30,
                                                  -----------------------------------       -----------------------------------
                                                        1999                1998                  1999                1998
                                                  ---------------     ---------------       ----------------    ---------------
REVENUE:
 Oil and gas sales                                        424,056             237,659                963,582            685,266
 Operating income                                          16,411              17,833                 50,074             61,146
                                                  ---------------     ---------------       ----------------    ---------------
                                                          440,468             255,491              1,013,656            746,412
                                                  ---------------     ---------------       ----------------    ---------------

OPERATING EXPENSES:
 Lease operating                                          152,798             198,814                461,267            407,303
 Salaries and wages                                        94,127              82,071                301,527            281,016
 Depreciation, depletion and amortization                 119,637             107,325                358,910            236,983
 General and administrative                               149,288             147,071                452,503            401,735
                                                -----------------     ---------------       ----------------    ---------------
                                                          515,850             535,281              1,574,207          1,327,036
                                                -----------------     ---------------       ----------------    ---------------

OPERATING INCOME (LOSS)                                   (75,382)           (279,789)              (560,551)          (580,624)
                                                -----------------     ---------------       ----------------    ---------------

OTHER INCOME (EXPENSE):
 Loss from rental operations, net                          (4,019)             (4,792)               (15,204)           (11,179)
 (Loss) gain on sale of assets, net                             0                 640                      0              3,935
 Interest income                                                0               1,544                  1,475              4,551
 Interest expense                                        (219,260)           (127,489)              (613,233)          (250,371)

                                                -----------------     ---------------       ----------------    ---------------
                                                         (223,280)           (130,097)              (626,961)          (253,064)
                                                -----------------     ---------------       ----------------    ---------------


INCOME (LOSS) BEFORE INCOME TAXES                        (298,662)           (409,886)            (1,187,512)          (833,688)

 Income taxes                                                   0                   0                      0                  0
                                                -----------------     ---------------       ----------------    ---------------

NET INCOME (LOSS)                                        (298,662)           (409,886)            (1,187,512)          (833,688)
                                                =================     ===============       ================    ===============

NET INCOME (LOSS) PER SHARE -
Basic And Diluted                                           (0.08)              (0.11)                 (0.33)             (0.24)
                                                =================     ===============       ================    ===============

Weighted Average Common Shares -
Basic And Diluted                                       3,621,873           3,621,873              3,621,873          3,465,331
                                                =================     ===============       ================    ===============


    See accompanying notes to unaudited consolidated financial statements.

                        PAN WESTERN ENERGY CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                  (UNAUDITED)

                                            Additional                               Total
                                    Common   Paid-In    Accumulated   Treasury   Stockholders'
                                    Stock    Capital      Deficit      Stock        Equity
                                  ------------------------------------------------------------
Balances, December 31, 1998         47,032   1,999,371   (3,857,096)  (218,982)     (2,029,675)

Issuance of stock                                                                            0

Net Income (loss)                                        (1,187,512)                (1,187,512)
                                  ------------------------------------------------------------

Balances, September 30, 1999        47,032   1,999,371   (5,044,608)  (218,982)     (3,217,187)
                                  ============================================================

    See accompanying notes to unaudited consolidated financial statements.

                                       PAN WESTERN ENERGY CORPORATION

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                (UNAUDITED)

                                                                  Nine Months             Nine Months
                                                                     Ended                   Ended
                                                                 September 30,           September 30,
                                                                     1999                    1998
                                                                ---------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                   (1,187,512)              (833,688)
 Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation, depletion and amortization                              412,569                236,983
  Amortization of debt discount                                          72,887                      0
  (Gain) loss on sale of assets, net                                          0                 (3,935)
  (Increase) decrease in receivables                                     73,938                 34,272
  (Increase) decrease in prepaid expenses                                  (765)                  (427)
  (Increase) decrease in other assets                                    26,115                (19,006)
  Increase (decrease) in accounts payable                                90,180                344,719
  Increase (decrease) in accrued liabilities                            (27,083)                49,501
  Increase (decrease) in undistributed oil and gas revenues             (58,046)               (19,892)
                                                                ---------------         --------------
Net cash provided by (used in) operating activities                    (597,718)              (211,473)
                                                                ---------------         --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                  (789,214)            (4,580,427)
 Purchase of certificate of deposit                                      (1,475)                (4,370)
 Proceeds from the disposal of oil and gas properties                         0                  7,155
                                                                ---------------         --------------
Net cash used in investing activities                                  (790,689)            (4,577,642)
                                                                ---------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from long-term debt                                         1,529,943              6,585,084
 Repayment of long-term debt                                           (227,596)            (1,824,115)
 Decrease (increase) in restricted cash                                 127,424                230,207
 Proceeds from sale of common stock                                           0                 11,073
                                                                ---------------         --------------
Net cash provided by financing activities                             1,429,771              5,002,249
                                                                ---------------         --------------

NET INCREASE  (DECREASE) IN CASH                                         41,364                213,134

CASH, BEGINNING OF PERIOD                                                 5,863                 14,686
                                                                ---------------         --------------

CASH, END OF PERIOD                                                      47,227                227,820
                                                                ===============         ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                                          535,962                191,673
                                                                ===============         ==============

 Income taxes paid                                                            0                      0
                                                                ===============         ==============

    See accompanying notes to unaudited consolidated financial statements.

                         PAN WESTERN ENERGY CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

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

      Although operating results have negatively impacted the Company's liquidity, capital resources and ability to make scheduled debt payments, the Company anticipates that if commodity prices remain at or above their current levels, the cash flows will be sufficient to fund its operating and debt service requirements at their current levels for the next year. The Company's business strategy is to continue to concentrate on expanding its asset base and cash flows through acquisition and exploitation of oil and gas reserves, to the extent that it has the capital resources to do so. The Company considers sources of such financing to include bank lines of credit, public and private sales of debt or equity securities, joint oil and gas development arrangements, and internally-generated cash flows. Management currently believes that sufficient external or internal funds will be available to fund the Company's operations.

(2) Loss per common share. Net loss per common share of the periods presented has been computed based upon the weighted average number of shares outstanding of 3,621,873 and 3,465,331 for the nine months ended September 30, 1999 and 1998, respectively and 3,621,873 for the three months ended September 30, 1999 and 1998, respectively.

      Outstanding stock options and warrants have not been included in the calculation for the three and nine month periods ended September 30, 1999 and September 30, 1998 since their effect on net loss per share is antidilutive.

Item 2.   Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.

Purchase of Oil and Gas Properties.

     In August, 1998, the Company purchased 11 wells in Sherman County, Texas from Exxon Corporation. The average daily gross production from these 11 wells is currently approximately 1,300 mcf per day.

Results of Operations.

     The Company follows the "successful efforts" method of accounting for its oil and gas properties whereby costs of productive wells and productive leases are capitalized and depleted on a unit-of-production basis over the life of the remaining proved reserves. Depletion of capitalized costs is provided on a well by well basis . Exploratory drilling costs, including the cost of stratigraphic test wells, are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful.

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


                             Three Months Ended    Nine Months Ended
                                September 30          September 30
                                -------------         -------------
                                1999     1998         1999     1998
                                ----     ----         ----     ----
Average price:
   Oil (per Bbl)              $18.10   $12.20       $14.04   $14.12
   Gas (per Mcf)              $ 1.83   $ 1.62       $ 1.58   $ 1.70

Production:
   Oil (Bbl)                   8,966    8,944       32,396   28,533
   Gas (Mcf)                 143,210   79,434      357,489  184,810

Three months ended June 30, 1999 compared to three months ended June 30, 1998.

     The net loss of the Company decreased by $111,224 from a loss of $409,886 experienced for the third quarter ended September 30, 1998 to a loss of $298,662 for the third quarter ended September 30, 1999. The reduced loss experienced is due primarily to increases in the Company's gas production and the average prices received for oil and gas production coupled with a decrease of $46,016 in lease operating expense, an increase in depreciation, depletion and amortization expense of $12,312 and an increase of $2,217 in general and administrative expenses.

     Oil and gas sales were $424,056 for the third quarter of 1999 as compared to $237,659 for the third quarter of 1998. This represents a increase of $186,397 which is due primarily to increased oil and gas production and prices experienced during the third quarter ended September 30, 1999 as compared to the third quarter ended September 30, 1998. Oil production for the third quarter of 1999 was relatively flat as compared to the third quarter of 1998 while the average price received by the Company for its oil production increased from $12.20 during the third quarter of 1998 to $18.10 during the third quarter of 1999. Gas production for the third quarter of 1999 experienced a 80.3% increase when compared to the third quarter of 1998. This increase is a result of gas produced on the Company's Sherman County, Texas properties which were purchased by the Company in August, 1998. If the Sherman County production was excluded, gas production for the third quarter ended September 30, 1999 would have experienced a decrease of 17.4% as compared to the third quarter ended September 30, 1998. The average price for gas received by the Company increased to $1.83 during the third quarter of 1999 as compared to $1.62 received during the third quarter of 1998.

     Operating income declined by $1,422 during the three months ended September 30, 1999 to $16,411 as compared to $17,833 experienced during the three months ended September 30, 1998. This decrease is primarily attributable to overhead expenses being charged to a reduced number of wells which are operated by the Company.

     Lease operating expenses, including production taxes, for the three months ended September 30, 1999 decreased $46,016 to $152,798 from $198,814 experienced during the period ended September 30, 1998. Production taxes increased by $12,755 from $15,940 experienced during the quarter ended September 30, 1998 to $28,695 experienced during the quarter ended September 30, 1999. This increase is attributable to the higher taxable value of the Company's production during the third quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998. Other lease operating expense decreased by $58,771 from $182,874 during the third quarter ended September 30, 1998 to $124,103 experienced during the third quarter ended September 30, 1999. This decrease is primarily attributable to lower workover expense being incurred as well as decre ased field maintenance operations being conducted during the third quarter ended September 30, 1999 as compared to the third quarter ended September 30, 1998.

     Depreciation, depletion and amortization increased to $119,637 for the three month period ended September 30, 1999 as compared to $107,325 during the three month period ended September 30, 1998. This increase is due primarily to the higher production levels for oil and gas experienced during the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998 coupled with an increased oil and gas property asset amount.

     Salaries and wages expense increased by $12,056 from $82,071 during the third quarter ended September 30, 1998 to $94,127 during the quarter ended September 30, 1999. The increase is attributable to the implementation of a 401k plan by the Company during the first quarter of 1999.

     General and administrative expenses increased by $2,217 from $147,071 during the quarter ended September 30, 1998 to $149,288 during the quarter ended September 30, 1999. The increase in these expenses was due primarily to an increase in professional services expense of $41,231, and an increase in transportation expenses of $1,816. These increases are partially offset by a decrease of $3,305 in insurance expense, a $24,922 decrease in loan fees, a decrease of $2,969 in late fees, a $2,250 decrease in meals and entertainment expense, a $2,721 decrease in postage expense, a $1,187 decrease in office supplies expense, and a $3,716 decrease in telephone expense.

     Other income (expense) increased from an expense of $130,097 experienced during the quarter ended September 30, 1998 to an expense of $223,280 during the quarter ended September 30, 1999. Major changes in items included in other income and expense were as follows. Interest expense for the quarter ended September 30, 1999 amounted to $219,260 as compared to $127,489 for the quarter ended September 30, 1998. (Loss) gain on sale of assets for the quarter ended September 30, 1998 amounted to a gain of $640 as compared to no loss or gain on sale of assets during the third quarter ended September 30, 1999. In addition, the Company recorded no interest income in the third quarter ended September 30, 1999 as compared to interest income in the amount of $1,544 recognized in the quarter ended September 30, 1998. The increased interest expense is a result of a substantially higher level of debt incurred by the Company during the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998.

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998.

     The net loss of the Company increased by $353,824 from a loss of $833,688 experienced for the nine months ended September 30, 1998 to a loss of $1,187,512 for the nine months ended September 30, 1999. The increased loss experienced is due primarily to the net effect of increased oil and gas sales revenues, increased operating expenses and increased interest expense.

     Oil and gas sales were $963,582 for the nine months ended September 30, 1999 as compared to $685,266 for the first nine months of 1998. This represents an increase of $278,316 which was primarily attributable increased production volumes for both oil and gas. Oil production for the first nine months of 1999 increased by 14% while the average price received decreased to $14.04 as compared to $14.12 for the first nine months of 1998. The increase in oil production was primarily a result of work on the Company's Borden County, Texas properties which was completed in the fourth quarter of 1998. Gas production for the nine months ended September 30, 1999 experienced a 93% increase when compared to the nine months ended September 30, 1998 while the average price received for gas production declined from $1.70 received during the nine months ended September 30, 1998 to $1.58 received during the nine months ended September 30, 1999. This increase is a result of gas produced on the Company's Sherman County, Texas properties which were purchased by the Company in August, 1998. If the Sherman County production was excluded, gas production for the nine months ended September 30, 1999 would have experienced a decline of 9% as compared to the third quarter ended September 30, 1998.

     Operating income declined by $11,072 during the nine months ended September 30, 1999 to $50,074 as compared to $61,146 experienced during the nine months ended September 30, 1998. This decrease is primarily attributable to overhead expenses being charged to a reduced number of wells which are operated by the Company.

     Lease operating expenses, including production taxes, for the nine months ended September 30, 1999 increased $53,964 to $461,267 from $407,303 experienced during the period ended September 30, 1998. Production taxes increased by $13,472 from $47,696 experienced during the nine months ended September 30, 1998 to $61,168 experienced during the nine months ended September 30, 1999. This increase is attributable to the higher taxable value of the Company's production during the nine months ended September 30, 1999 as compared to the nine month period ended September 30, 1998. Other lease operating expense increased by $40,492 from $359,607 during the nine months ended September 30, 1998 to $400,099 experienced during the nine months ended September 30, 1999. This increase is primarily attributable to increased workover and field maintenance operations being conducted during the nine months ended September 30, 1999 as compared to the nine month period ended September 30, 1998. The increased field maintenance operations have been financed with proceeds from the credit facility entered into by the Company in August, 1998.

     Depreciation, depletion and amortization increased to $358,910 for the nine month period ended September 30, 1999 as compared to $236,983 during the nine month period ended September 30, 1998. This increase is due primarily to the higher production levels for oil and gas experienced during the nine months ended September 30, 1999 as compared to the nine month period ended September 30, 1998 coupled with an increased oil and gas property asset amount.

     Salaries and wages expense increased by $20,511 from $281,016 during the nine months ended September 30, 1998 to $301,527 during the nine months ended September 30, 1999. The increase is attributable to salary increases which were given to three employees effective August, 1998 as well as the expenses attributable to the implementation of a 401k plan by the Company during the first quarter of 1999.

     General and administrative expenses increased by $50,768 from $401,735 during the nine months ended September 30, 1998 to $452,503 during the nine months ended September 30,

1999. The increase in these expenses was due primarily to an increase in telephone and communication expense of $8,955, an increase in professional services expense of $55,628, an increase in travel expenses of $3,368, an increase of $6,168 in transportation expense, and an increase of $1,215 in bank charges. These increases are partially offset by a decrease of $3,974 in insurance expense, a $5,069 decrease in late charges, a decrease of $7,916 in legal fees and a $8,126 decrease in printing and copying expense.

     Other income (expense) increased from an expense of $253,064 experienced during the nine months ended September 30, 1998 to an expense of $626,961 during the nine months ended September 30, 1999. Interest expense for the nine months ended September 30, 1998 amounted to $250,371 as compared to $613,233 for the nine months ended September 30, 1999. This increase is attributable to the higher level of total debt as of September 30, 1999 as compared to September 30, 1998. In addition, during the nine months ended September 30, 1999, the Company reported a loss from rental operations of $15,204 as compared to a loss of $11,179 realized during the nine months ended September 30, 1998. During the nine months ended September 30, 1998, the Company realized a gain on sale of assets of $3,935. The Company had no asset sales in the nine months ended September 30, 1999. Also, during the nine months ended September 30, 1998, the Company recognized $4,551 in interest income as compared to $1,475 recognized during the nine month period ended September 30, 1999.

Capital Resources and Liquidity.

     The Company's capital requirements relate to the acquisition, development and operation of oil and gas producing properties. In general, since most of the reserves the Company has acquired and intends to acquire are substantially depleted by production, the success of its business strategy is dependent upon a continuous acquisition, development and exploration program. The Company intends to continue its practice of reserve replacement and growth through the acquisition of producing oil and gas properties, although at this time it is unab le to predict the number and size of such acquisitions, if any, which will be completed. The Company's ability to finance its oil and gas acquisitions is determined by its cash flow from operations and available sources of debt and equity financing. As of September 30, 1999, the Company had a working capital deficit of $2,236,620 as compared to a working capital deficit of $760,976 as of December 31, 1998. During the nine month period ended September 30, 1999 the Company experienced an increase in cash of $41,364. The total long and short term debt of the Company as of September 30, 1999 amounted to $8,398,763 as compared to $7,027,163 as of September 30, 1998 and $7,309,666 as of December 31, 1998.

     Although operating results have negatively impacted the Company's liquidity, capital resources and ability to make scheduled debt payments, the Company anticipates that if commodity prices remain at or above their current level the cash flows will be sufficient to fund its operating and debt service requirements at their current levels for the next year. The Company's business strategy is to continue to concentrate on expanding its asset base and cash flows through acquisition and exploitation of oil and gas reserves, to the extent that it has the capital resources to do so. The Company considers sources of such financing to include bank lines of credit, public and private sales of debt or equity securities, joint oil and gas development arrangements, and internally-generated cash flows. Management currently believes that sufficient external or internal funds will be available to fund the Company's operations.

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

     Testing of the Company's systems began in the third quarter of 1998 and although the non-informational technology systems were found to be Year 2000 compliant, the Company's accounting software was found to be non-compliant. The Company has contacted the software vendor regarding their attempts to modify the software to make it Year 2000 compliant and the Company has been assured by the software vendor that they will complete the necessary modifications during November, 1999. As an alternative, the Company is currently negotiating purchase contracts with two other oil and gas accounting software package vendors whose products are already Year 2000 compliant. In the event the Company must purchase new accounting software the cost of any conversion is currently not expected to exceed $50,000.

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

                              PAN WESTERN ENERGY CORPORATION
                                       (Registrant)


Date: November 8, 1999        /s/ SID L. ANDERSON
                              ------------------------------
                              Sid L. Anderson
                              President and Director
                              (Principal Executive Officer)


Date: November 8, 1999        /s/ CLAYTON E. WOODRUM
                              ----------------------
                              Clayton E. Woodrum
                              Executive Vice President and Director
                              (Principal Financial Officer)


Date: November 8, 1999        /s/ VINCENT R. KEMENDO
                              ------------------------
                              Vincent R. Kemendo
                              Vice President - Finance
                              (Principal Accounting Officer)