Form 10KSB
period 1999-12-31
PAN WESTERN ENERGY CORP
filed 2000-09-12
CIK 1035168

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1999

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to
                                    ------------    ------------

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

           Securities registered pursuant to Section 12(b) of the Act:


          TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE ON WHICH
          TO BE SO REGISTERED                      EACH CLASS TO BE REGISTERED
          -------------------                     ------------------------------

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

                       Yes               No   X
                           -----            -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

As of December 31, 1999, 3,621,873 shares of the Registrants Common Stock, $0.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         Cautionary Statement Regarding Forward-Looking Statements. In the interest of providing the Company's shareholders with certain information regarding the Company, including management's assessment of the Company's future plans and operations, certain statements set forth in this Form 10-KSB contain or are based on the Company's projections or estimates of revenue, income, earnings per share and other financial items or relate to management's future plans and objectives or to the Company's future economic and financial performance. All such statements, other than statements of historical fact, contained in this Form 10-KSB statements in "Item 1. Description of Business,
Item 6. Management's Discussion and Analysis or Plan of Operation and Item 2. Description of Property" generally are accompanied by words such as "anticipate," "believe," "intend," "estimate," "project" or "expect" or similar statements. Such statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made pursuant to and in reliance on the safe harbor provisions of such sections.

         Although any forward-looking statements contained in this Form 10-KSB or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, reasonable and expected to prove true, management is not able to predict the future with certainty and no assurance can be given that such statements will prove correct. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things: general economic and business conditions; oil and gas industry conditions and trends; volatility of oil and gas prices; product supply and demand; market competition; risks inherent in the Company's oil and gas operations; imprecision of reserve estimates; the Company's ability to replace and expand oil and gas reserves; the Company's ability to generate sufficient cash flow from operations to meet its current and future obligations; the Company's ability to access and terms of external sources of debt and equity capital; and such other risks and uncertainties described from time to time in the Company's periodic reports and filings with the Securities and Exchange Commission. These and other risks are described elsewhere in this Form 10-KSB and will be described from time to time in the Company's future filings with the Securities and Exchange Commission. Accordingly, shareholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicted. In addition, forward- looking statements are based on management's knowledge and judgment as of the date of this Form 10-KSB, and the Company does not intend to update any forward-looking statements to reflect events occurring or circumstances existing hereafter.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

         Pan Western Energy Corporation (the "Company") is an independent oil and gas company that was engaged in the acquisition, development and production of oil and gas in the United States. The Company was incorporated in 1981 under the laws of the State of Oklahoma with the objective of exploring for, developing, producing and managing oil and gas reserves. Early efforts of the

Company focused on exploratory drilling in Oklahoma, Colorado, Kansas, Nebraska and Texas. Since 1989, the Company has focused primarily on the acquisition of producing oil and gas properties in Oklahoma and Texas. During 1995 and 1996, the Company acquired the producing oil and gas properties of six limited partnerships in which the Company was the general partner. These producing properties, along with producing properties acquired from others during the same period, significantly increased the Company's asset base. In addition, in August, 1998, the Company purchased 11 wells in Sherman County, Texas from Exxon Corporation. During the remainder of 1998, the average daily gross production from these 11 wells was approximately 848 Mcf per day.

         As of December 31, 1999, the Company owned and operated producing oil and gas properties located in the states of Texas and Oklahoma and owned royalty interests in 14 non-operated wells located in the state of Ohio. Daily gross production from 104 wells operated by the Company in these states averaged approximately 81 Bbls of oil and 1,968 Mcf of gas. Total daily production from both operated and non-operated wells, net to the Company's interest, averaged approximately 103 Bbls of oil and 1,575 Mcf of gas from a total of 70 net wells during the year ended December 31, 1999.

         As a result of the transactions with Cambrian Capital Corporation and IntelliReady, Inc. described in "Item 13. Subsequent Events." The Company is no longer in the oil and gas exploration and production business.

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

         The Company had no producing property sales during the year ended December 31, 1998 or during the year ended December 31, 1999.

         See "Item 13. Subsequent Events." for details of the disposition of substantially all of the Company's oil and gas properties occurring subsequent to December 31, 1999.

BUSINESS STRATEGY

         The Company's business strategy had been the acquisition of producing oil and gas properties and exploitation of those properties to maximize production and ultimate reserve recovery. The Company's present business strategy is described in "Item 13. Subsequent Events."

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

         During 1997, the Company acquired a 0.5% overriding royalty interest in a well which the Company operates. This interest was acquired from an individual's estate and the Company paid $500 for the interest. During 1997, the Company made several bids on oil and gas properties however, the Company was unsuccessful in acquiring any of these properties as bids higher than the Company's were accepted. During the fiscal years 1996 and 1995, the Company acquired properties with estimated oil and gas reserves of 706,949 and 1,843,970 Mcf of natural gas and 428,519 and 1,258,830 Bbls of oil for total costs of approximately $222,000 and $2,246,000 respectively. These acquisitions represent a cost of $0.41 per Boe in 1996 and $1.43 per Boe in 1995. The Company financed these acquisitions primarily through cash flow, bank borrowings and issuance of Common Stock.

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

         During 1995, the Company acquired all of the limited partners' interests in four oil and gas limited partnerships in which it was the general partner and liquidated the partnerships. In addition, the Company acquired approximately 96% and 74% of the limited partners' interest in two other partnerships in which the Company was the general partner. The consideration paid by the Company for these limited partnership interests consisted of 1,349,900 shares of the Company's Common

Stock which was valued at approximately $1,267,000 based upon the estimated value of the partnerships' oil and gas reserves as determined by an independent petroleum reservoir engineer. The consideration paid also included $8,392 in cash and the assumption by the Company of approximately $611,000 in partnership debt. This acquisition was negotiated on behalf of the Company by its President, Sid Anderson. In addition, during 1995 the Company purchased working interests in two producing oil and gas properties from Kato Operating Company, Livingston Oil and other unaffiliated third parties for a total purchase price of $975,000. The properties purchased consisted of a unit containing 10 producing wells and several shut-in wells located in Stonewall County, Texas and also included a group of five producing leases with a total of nine producing wells located in Lipscomb County, Texas. This acquisition was negotiated on behalf of the Company by its President, Sid Anderson. The purchase price paid by the Company was based on a review of the properties by independent petroleum reservoir engineers. Approximately six months after this acquisition, Mr. B. E. (Bud) Livingston, President of both Kato Operating Company and Livingston Oil, was elected to the Board of Directors of the Company. Also during 1995, the Company purchased small working interests in wells which the Company operated from three unaffiliated individuals for a total purchase price of approximately $4,000.

         Through December 31, 1999, the Company maintained its own land, geological, petroleum engineering and accounting staff which participated in evaluating prospective acquisitions. In an effort to reduce general and administrative costs during 1999, the Company terminated the employment of two staff personnel and accepted the resignation of one executive officer.

         Development Activities. During 1999, the Company concentrated its acquisition efforts on proved producing properties which demonstrated a potential for significant additional development through workovers, behind-pipe recompletions, secondary recovery operations, the drilling of development or infill wells, and other exploitation activities which the Company found appropriate. The Company pursued an active workover and recompletion program on the properties it had acquired and intended to continue its workover and recompletion program in the future as properties previously acquired warranted. The expenditures required for the Company's workover and recompletion program have historically been from borrowings and internally generated funds. During 1998, the Company spent approximately $750,000 on the development of properties that it owned and operated. During 1999, the Company spent approximately $788,000 on development properties that it owned and operated. The results of development work undertaken during 1999 proved insufficient to significantly increase the Company's cash flow. Development funds were made available to the Company under the terms of the credit facility entered into on July 1, 1998. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Capital Resources and Liquidity."

         The Company did no exploratory drilling during calendar year 1999.

         Because of the Company's inability to raise sufficient capital to acquire and develop oil and gas properties, the Company entered into the transactions described in "Item 13. Subsequent Events."

PRODUCTION

         As of December 31, 1999, the Company owned and operated producing oil and gas properties located in the states of Texas and Oklahoma and owned royalty interests in 14 non-operated wells located in the state of Ohio. The Company continuously evaluated the profitability of its oil, gas and related activities and had a policy of divesting itself of unprofitable oil and gas properties or areas of operation that are not consistent with its operating philosophy.

         The Company operated 104 producing wells and owned non-operated interests in 14 producing wells and units in these states. Oil and gas sales from the Company's producing oil and gas properties accounted for substantially all of the Company's revenues for the years ended December 31, 1999 and 1998.

         The following summarizes the Company's principal areas of oil and gas production activities:

                                              AVERAGE         AVERAGE    NUMBER OF
                          LOCATION            WORKING       NET REVENUE  PRODUCING
FIELD NAME            (COUNTY, STATE)        INTEREST         INTEREST     WELLS
----------            ---------------        --------       -----------  ---------

Flowers            Stonewall, TX              100.00%          87.50%        14

Antelope           Noble and Garfield, OK      97.98%          78.94%        14

Texas Hugoton      Sherman                    100.00%          87.50%        11

Pegs Hills         Borden, TX                 100.00%          80.00%         5

Higgins West       Lipscomb, TX               100.00%          82.20%         8

Kellin             Lipscomb, TX               100.00%          87.50%         2

Centrahoma         Coal, OK                    83.02%          65.54%        12

Bowlegs            Seminole, OK               100.00%          87.50%         2

Fitts              Pontotoc, OK                81.97%          64.92%        13

Hardscrabble       Lincoln, OK                 28.16%          22.27%         5

OIL AND GAS PARTNERSHIPS

         The Company is the sole general partner in Pan Western 1986 Drilling Program, Ltd. limited partnership ("1986 Program") and Pan Western 1987 Production Program, Ltd. limited partnership ("1987 Program"), whose purposes are the acquisition, drilling, development, production, marketing and operation of oil and gas properties. As general partner, the Company is entitled to 18.57% and 15% of the current earnings or losses for the 1986 and 1987 Programs, respectively, and is also entitled to a "back-in" interest upon payout. For additional information regarding these partnerships, See Note 2 to the Company's Consolidated Financial Statements elsewhere in this Form 10-KSB.

HORIZONTAL DRILLING

         During calendar year 1997, the Company had entered into a license agreement with Amoco Corporation for a patented short-radius horizontal drilling and completion technology. The technology is designed to permit enhanced recovery of oil and gas from producing formations which have high bottom hole pressures but low permeability. This technology has been used in several oil and gas fields at both foreign and domestic locations. Because the Company was unable to access capital to exploit this technology, the Company did not renew its license agreement with Amoco.

         See "Item 13. Subsequent Events."

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

         Substantially all of the Company's crude oil and condensate production is sold at posted prices under short term contracts, as is customary in the industry. The most significant purchasers of the Company's oil and gas production during the year ended December 31, 1999 were GPM Gas Corporation, Conoco Oil Company, Amoco Production Company, Mega II, LLC., and Sun Oil Company which accounted for approximately 40%, 17%, 10%, 10% and 9% of the Company's total oil and gas revenues, respectively. The most significant purchasers of the Company's oil and gas production during the year ended December 31, 1998 were Conoco Oil Company, GPM Gas Corporation, Amoco Production Company, Mega II, LLC., and Sun Oil Company which accounted for approximately 16%, 16%, 14%, 13% and 11% of the Company's total oil and gas revenues, respectively. No other purchaser of crude oil or natural gas during these periods exceeded 10% of the Company's oil and gas sales.

         The Company's gas production is sold primarily on the spot market or under market sensitive long term agreements with a variety of purchasers, including intrastate and interstate pipelines, their marketing affiliates, independent marketing companies and other purchasers who have the ability to move the gas under firm transportation agreements.

COMPETITION

         Competition in the acquisition of producing oil and gas properties and in the exploration and production of oil and gas is intense. In seeking to obtain desirable producing properties, new leases and exploration prospects, the Company faced competition from both major and independent oil and gas companies as well as from numerous individuals. Many of these competitors have financial and other resources substantially in excess of those available to the Company.

         Decreases in worldwide energy production and increases in energy consumption have brought about decreases in energy supplies in during the last year. As a result, there have been recent increases in oil and gas prices. Changes in government regulations relating to the production, transportation and marketing of natural gas have also resulted in significant changes in the historical marketing patterns of the industry. Generally, these changes have resulted in the abandonment by many pipelines of long-term contracts for the purchase of natural gas, the development by gas producers of their own marketing programs to take advantage of new regulations requiring pipelines to transport gas for regulated fees, and the emergence of various types of gas marketing companies and other aggregators of gas supplies. As a consequence, gas prices, which were once effectively determined by government regulation, are now largely established by market competition. Competitors of the Company in this market include other producers, gas pipelines and their affiliated marketing companies, independent marketers, and providers of alternate energy supplies.

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

         See "Item 13. Subsequent Events" for a description of the current status of the company's debt arrangement.

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

EMPLOYEES

         As of December 31, 1999 the Company employed a total of two full time employees at its offices in Tulsa, Oklahoma both of whom are accounting, financial and administrative personnel, and both of whom are executive officers. The Company also has one full time field employee in the state of Texas. In addition, the Company engages the services of 12 contract field personnel. The Company believes its relations with its employees and contractors are excellent.

         During 1999, in an effort to reduce general and administrative expenses, the Company terminated the employment of two individuals and accepted the resignation an executive officer of the Company.

         See "Item 13. Subsequent Events."

ITEM 2. DESCRIPTION OF PROPERTY

OIL AND GAS PROPERTIES

         All of the Company's oil and gas properties, reserves and activities are located onshore in the continental United States in the states of Texas and Oklahoma. There are no quantities of oil or gas produced by the Company which are subject to long-term supply or similar agreements with foreign governmental authorities.

         Oil and Gas Reserves. Sycamore Resources, LLC ("Sycamore Resources"), an independent petroleum engineering consulting firm, has made estimates of the Company's oil and gas reserves as of January 1, 2000 and Williamson Petroleum Consultants, Inc., an independent petroleum engineering consulting firm, has made estimates of the Company's oil and gas reserves as of January 1, 1999 and January 1, 1998. Each of these reports cover the estimated present value of future net cash flows before income taxes (discounted at 10%) attributable to the Company's proved developed reserves, as well as its proved undeveloped reserves and estimated future net cash flows from such reserves. The Sycamore Resources report of January 1, 2000 includes all of the Company's oil and gas properties exclusive of royalty interests in Ohio hereinafter referenced. The Williamson report for January 1, 1999 includes the Company's oil and gas properties in the Texas Hugoton Field which the Company purchased in August, 1998.

         The quantities of the Company's proved reserves of oil and natural gas presented below include only those amounts which the Company reasonably expects are recoverable in the future from known oil and gas reservoirs under existing economic and operating conditions. Proved developed reserves are limited to those quantities which are recoverable commercially at current prices and costs, under existing regulatory practices and with existing technology. Accordingly, any changes in prices, operating and development costs, regulations, technology or other factors could significantly increase or decrease estimates of the Company's proved developed reserves. The Company's proved undeveloped reserves include only those quantities which the Company reasonably expects to recover from the drilling of new wells based on geological evidence from offsetting wells. The risks of recovering these reserves are higher from both geological and mechanical perspectives than the risks of recovering proved developed reserves.

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

         The following tables set forth estimates of the proved oil and natural gas reserves of the Company as of January 1, 2000, as evaluated by Sycamore Resources, LLC.

                             OIL (BBLS)                                   GAS (MCF)
              DEVELOPED     UNDEVELOPED       TOTAL        DEVELOPED     UNDEVELOPED       TOTAL
             ----------     -----------    ----------     ----------     -----------    ----------
Oklahoma         86,013        294,832        380,845        725,430        962,720      1,688,150
Texas           324,185        149,686        473,871      7,236,057      7,695,406     14,931,463
             ----------     ----------     ----------     ----------     ----------     ----------
Total           410,198        444,518        854,716      7,961,487      8,658,126     16,619,613
             ==========     ==========     ==========     ==========     ==========     ==========

         The following table sets forth amounts as of December 31, 1999 determined in accordance with the requirements of the applicable accounting standards, of the estimated future net cash flows from production and sale of the proved reserves attributable to the Company's oil and gas properties before income taxes and the present value thereof. Benchmark prices used in determining the future net cash flow estimates as of January 1, 2000 were $24.21 per barrel for oil and $2.00 per Mcf for gas.

                             AT DECEMBER 31, 1999
                        ------------------------------
                                (IN THOUSANDS)

                                                PROVED      PROVED      TOTAL
                                              DEVELOPED   UNDEVELOPED   PROVED
                                               RESERVES    RESERVES    RESERVES
                                              ---------   -----------  --------
Estimated future net cash flows from
proved reserves before income taxes            $17,823     $20,635     $38,458

Present value of estimated future net cash
flows from proved reserves before income
taxes (discounted at 10%)                      $ 9,723     $ 9,231     $18,954

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

         Productive Wells and Acreage. The following table sets forth the Company's producing wells and Developed Acreage assignable thereto at December 31, 1999.

                                 PRODUCTIVE WELLS
                                 ----------------
DEVELOPED ACREAGE               OIL                 GAS                 TOTAL
-----------------        ----------------     ----------------    -----------------
 GROSS       NET         GROSS       NET      GROSS       NET     GROSS        NET
------     ------        -----      -----     -----      -----    -----       -----
22,341     19,527         68        53.84      36        22.74     104        76.58

         At December 31, 1999, the Company held no undeveloped acres.

         Production, Unit Prices and Costs. The following table set forth information with respect to production and average unit prices and costs for the periods indicated.

                                     YEAR ENDED DECEMBER 31
                              1999            1998            1997
                          -----------     -----------     -----------

PRODUCTION:
     Gas (Mcf)                575,019         374,983         250,409
     Oil (Bbl)                 37,567          46,140          45,135

AVERAGE SALES PRICES:
     Gas (per Mcf)        $      1.88     $      1.47     $      1.88
     Oil (per Bbl)              16.51           12.96           19.85

AVERAGE LEASE OPERATING
COSTS PER BOE             $      5.33     $      5.94     $      6.86

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

         See "Item 13. Subsequent Events" for a discussion of the Company's disposition of all of its oil and producing properties.

ITEM 3. LEGAL PROCEEDINGS

         During 1999, the Company was a party to various legal proceedings. In spite of cost cutting measures including personnel and salary reductions, the Company was unable to consistently pay a portion of its operating expenses which was the direct result of record low oil and natural gas prices during all or portions of calendar years 1997, 1998 and 1999. At this time, the Company has or is in the process of settling legal proceedings resulting from non-payment of unsecured creditors' claims (also see "Item 13. Subsequent Events"). To management's knowledge, no further legal proceedings from unsecured creditors are contemplated. In addition, the Company is party to a foreclosure action on the real estate it currently owns and occupies as its corporate headquarters. A contract for the sale of the building has been entered into with an unrelated third party and the sale is expected to close on or before September 8, 2000. Proceeds from the sale should be sufficient to pay off the mortgage secured by the real estate. No director, officer or affiliate of the Company, no owner of record or beneficial owner of more than five percent of the securities of the Company, or any associate of any such director, officer or security holder, nor stockholders of IntelliReady is a party adverse to the Company or has a material interest adverse to the Company in reference to the various legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the year ended December 31, 1999 to a vote of the security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Until May 15, 2000, shares of the Company's Common Stock were are traded on the Nasdaq OTC Electronic Bulletin Board ("OTC:BB") under the symbol "PWEC". The Company's common stock was delisted from OTC:BB on May 15, 2000 because of the Company's failure to comply with Rule 15c2-11. The Company is in the process of taking the steps necessary to get its common stock listed again on OTC:BB. It is anticipated this process will be completed by the end of the third quarter of 2000. High and low prices reported below are from the OTC:BB and reflect inter-dealer prices, without retail mark-ups, markdowns, or commissions, and may not necessarily represent actual transactions. From June, 1997 to March, 1998 there was no public market for the Company's Common Stock. The Company became a public company by virtue of filing a Form 10-SB which became effective on June 26, 1997.

Calendar Period           High      Low
---------------          ------     ----
Fourth Quarter, 1999     1/2        3/16

Third Quarter, 1999      1 3/16     3/16

Second Quarter, 1999     1/4        3/16

First Quarter, 1999      1 1/4      3/16

         There have been no dividends declared or paid to the owners of the common stock. It is the Company's present policy to retain any earnings for working capital purposes, and accordingly the Company does not expect to pay dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The selected financial information for each of the Company's fiscal years ended December 31, 1999 and 1998 is derived from the audited consolidated financial statements of the Company appearing elsewhere in this Form 10-KSB. The selected financial information should be read together with management's discussion and analysis set forth below and the Company's audited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-KSB.

                         SELECTED FINANCIAL INFORMATION

                                                                      YEAR ENDED DECEMBER 31

                                                                       1999             1998
                                                                   -----------      -----------
STATEMENT OF OPERATIONS DATA:
 Oil and gas sales                                                 $ 1,698,960      $ 1,153,829
 Operating income                                                       65,530           77,666
                                                                   -----------      -----------
 Total revenue                                                       1,764,490        1,231,495
                                                                   -----------      -----------
 Lease operating costs                                                 711,623          645,048
 Depreciation, depletion, and
    amortization                                                       750,280          985,546
 Impairment loss                                                           -0-          448,000
 Interest expense                                                      947,434          455,295
 Salaries and wages                                                    376,236          477,374
 General and administrative                                            496,791          530,513
 Other expense, net                                                     32,963            7,113
                                                                   -----------      -----------
 Total costs and expenses                                            3,315,328        3,548,889
                                                                   -----------      -----------

 Net loss                                                          $(1,550,838)     $(2,317,394)
                                                                   ===========      ===========
 Net loss per common share, basic and diluted                      $     (0.43)     $     (0.66)
                                                                   ===========      ===========

 Weighted average common shares outstanding, basic and diluted       3,621,873        3,509,035
BALANCE SHEET DATA:
 Working capital (deficit)                                         ($8,752,420)     ($  760,976)
 Property and equipment, net                                         5,672,100        5,837,205
 Total assets                                                        6,570,984        6,503,758
 Current portion of long-term
    debt and notes payable                                           8,427,917          195,428
 Long-term debt                                                             -0-       7,114,238
 Stockholder's equity                                               (3,580,513)      (2,029,675)

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

                                           YEAR ENDED DECEMBER 31
                                        ---------------------------
                                            1999            1998
                                        -----------     -----------

NET SALES VOLUMES:
  Oil (Bbls)                                 37,567          46,140
  Natural gas (Mcf)                         575,019         374,983
  Oil equivalent (Boe)                      133,404         108,637

AVERAGE SALES PRICES:
  Oil (per Bbl)                         $     16.51     $     12.96
  Natural gas (per Mcf)                        1.88            1.47

OPERATING EXPENSES PER BOE
OF NET SALES:
  Lease operating                       $      5.33     $      5.94
  Depreciation, depletion and                  5.62            9.07
      amortization
  Impairment reserve                           -0-             4.12
  General, administrative and other           13.89           13.53

         Relatively modest changes in either oil or gas prices significantly impact the Company's results of operations and cash flow and could significantly impact the Company's borrowing capacity. Prices received by the Company for sales of oil and natural gas have fluctuated significantly from period to period. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is substantially dependent on oil and gas prices. Domestic spot oil prices have ranged from a low of approximately $8 per barrel in December, 1998 to a high of approximately $40 per barrel in October 1991, with a December 31, 1999 price of approximately $24.21 per barrel. The fluctuations in oil prices during these periods reflect market uncertainty regarding OPEC's ability to control the production of its member countries, as well as concerns related to the global supply and demand for crude oil. Since the end of the Gulf War in early 1991, crude oil prices experienced weakness, primarily as a result of OPEC's inability to maintain disciplined production quotas by member countries and the uncertainty associated with Iraq's return to the crude oil export market. During the latter part of 1999, however, crude oil prices began to rise as a result of OPEC's ability to establish and coordinate production quotas within its membership.

         Natural gas prices received by the Company fluctuate generally with changes in the spot market price for gas. Spot market gas prices had shown a generally declining trend in recent years because of lower worldwide energy prices as well as excess deliverability of natural gas in the United States. Domestic spot natural gas prices have ranged from a low of approximately $0.90 per Mcf in January 1992 to a high of approximately $4.44 per Mcf in December 1996, with a December 31, 1999 price of approximately $2.00 per Mcf. Environmental concerns coupled with recent increases in the use of natural gas to produce electricity and expected shortages of supplies during the winter of 2000-2001, have combined to improve prices. As part of continued deregulation of natural gas, U.S. pipelines have been made more accessible to both buyers and sellers of natural gas and, as a result, natural gas will be able to more effectively compete for market share with other end-use energy forms.

         The Company's principal source of cash flow was the production and sale of its crude oil and natural gas reserves, which are depleting assets. Cash flow from oil and gas sales depends upon the quantity of production and the price obtained for such production. An increase in prices permits the Company to finance its operations to a greater extent with internally generated funds. A decline in oil and gas prices reduces the cash flow generated by the Company's operations, which in turn reduces the funds available for servicing debt, acquiring additional oil and gas properties and exploring for and developing new oil and gas reserves.

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

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998.

         Total revenues for the year ended December 31, 1999 increased 43% to $1,764,490 from $1,231,495 for the year ended December 31, 1998. Oil and gas revenues increased from $1,153,829 for the year ended December 31, 1998 to $1,698,960 for the year ended December 31, 1999. These increases were attributable to the net effect of increases in gas production and increases in the average oil and gas prices received during the year ended December 31, 1999 as compared to the year ended December 31, 1998. Average prices received by the Company were $16.51 per Bbl of oil and $1.88 per Mcf of gas during fiscal 1999 compared to $12.96 per Bbl of oil and $1.47 per Mcf of gas received during fiscal 1998.

         Oil production for the year ended December 31, 1999 was 8,573 Bbls less than production volumes experienced during the prior year ended December 31, 1998. Gas production for the year ended December 31, 1999 was 200,036 Mcf higher than production volumes experienced during the prior year ended December 31, 1998. The gas production increase was primarily attributable to the purchase of 11 wells in Sherman County, Texas. Production from these wells during 1999 averaged 973 Mcf daily. These wells were purchased by the Company in August, 1998. The decrease in oil production during the year ended December 31, 1999 as compared with the year ended December 31, 1998 was primarily a result of decreased production experienced as a result of natural decline in production from all wells and unsuccessful workovers completed in the last quarter of 1999.

         Operating income decreased from $77,666 during the year ended December 31, 1998 to $65,530 during the year ended December 31, 1999. The decline is attributable to a reduction in the number of wells on which the administrative overhead and field supervision charges made to third party working interest owners is being charged. The Company charged third party working interest owners these overhead fees on a monthly basis on wells that the Company operated.

         Lease operating expenses increased from $645,048 during 1998 to $711,623 during the year ended December 31, 1999. Lease operating expense is comprised of the expenses incurred in the operation of oil and gas wells, production taxes, compression and dehydration fees and transportation costs. Expenses incurred in the operation of oil and gas wells increased from $568,981 in fiscal 1998 to $607,949 during fiscal 1999. Normal lease operating expenses during the year ended December 31, 1999 were $38,568 greater as compared to the previous year is due primarily to the expenses incurred in working over one well operated by the Company. Production taxes during 1999 amounted to $103,612 compared to $75,407 in the prior year. The increase in taxes is a direct result of increased revenue from oil and gas sales experienced during the year ended December 31, 1999.

         Compensation expense decreased from $477,374 during fiscal 1998 to $376,236 during fiscal 1999. This decrease is primarily attributable to staff reductions that occurred during 1999. These decreases amounted to $41,000 during the year ended December 31, 1999. During the year ended December 31, 1998 the president of the Company was granted 221,468 options which he subsequently exercised. As a result of this transaction, the Company recorded additional compensation expense in the amount of $104,090 in 1998.

         Depreciation, depletion and amortization expense for the year ended December 31, 1999 was $750,280 compared to $985,546 for the prior year. Depletion of oil and gas assets is based on a unit of production method and support equipment is depreciated over its estimated useful life. The decrease is attributable to natural production declines of oil during 1999 on a substantially increased amount of proved producing reserves and reduced depletion in 1999 on properties that were impaired on December 31, 1998. The primary reason for the increase in reserves is the higher year end prices used to calculate the proved producing reserves at December 31, 1999.

         There was no impairment expense for the year ended December 31, 1999.

         General and administrative expenses for the year ended December 31, 1999 decreased to $496,791 from $530,513 for the prior year primarily reflecting decreases in late charges, loan fees, meals and entertainment, printing and copying, and contract labor. Late charges declined by $5,503, loan fees declined by $79,450, meals and entertainment expense declined by $3,214, printing and copying expense declined by $10,660, and contract labor declined by $7,025. These declines were offset by increases in legal fees which increased by $4,566, professional services which increased by $40,485, telephone expense which increased by $3,803, and transportation and travel expenses which increased by $5,139. In addition, bad debt expense increased by $28,618 during the year ended December 31, 1999. The reduction in loan fees was a result of the absence of fees on the loan refinancing which took place during 1998. The increase in professional services is primarily attributable to reservoir engineering fees paid to a new reservoir engineer who was used to prepare the year-end and mid-year reserve reports as required under the Company's loan agreement with Cambrian Capital Corporation.

         Interest expense increased from $455,295 for fiscal 1998 to $947,434 during fiscal 1999. This increase is primarily attributable to interest expense on the debt to Cambrian Capital Corporation associated with the producing property acquisition which was completed in August, 1998.

         Other expense increased from $7,113 in 1998 to $32,963 in 1999. This increase is comprised primarily of losses incurred from rental operation of the building the Company owned and occupied as its corporate headquarters.

         See "Item 13. Subsequent Events."

CAPITAL RESOURCES AND LIQUIDITY

         The Company's capital requirements related primarily to the development of oil and gas properties. In general, because the Company's oil and gas reserves are depleted by production, the success of its business strategy was dependent upon a continuous acquisition and exploration and development program that was significantly impaired as a result of the Company's inability to secure capital needed for acquisitions and development.

         See "Item 13. Subsequent Events."

         Capital Expenditures. The timing of most of the Company's capital expenditures was discretionary. Currently there are no material long-term commitments associated with the Company's capital expenditure plans. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company primarily used internally generated cash flow and proceeds from the sale of oil and gas properties to fund capital expenditures, other than significant acquisitions, and to fund its working capital needs. Since the Company's internally generated cash flows was insufficient to meet its debt service or other obligations, there was no internally generated funds to provide for development opportunities.

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

         As of December 31, 1999, the Company had a working capital deficit of $8,752,420 compared to a working capital deficit of $760,976, as of December 31, 1998. During the year ended December 31, 1999 the Company experienced a net increase in cash of $57,189 primarily as a result of proceeds of borrowings.

         Financing Arrangements. The Company has historically financed its acquisitions of oil and gas properties primarily through borrowings and issuance of common stock. At December 31, 1999, the Company had a total indebtedness to two principal lenders in the aggregate amount of $8,427,917. On July 1, 1998, the Company entered into a $7,420,000 credit facility agreement. The terms of the credit facility include a maturity of 4 years from the date of execution and an interest rate based on the Citibank, NA, New York prime rate plus 2% ( 10.5% at December 31, 1999). The credit facility is secured by a first mortgage on all existing oil and gas properties of the Company. The credit facility consists of a refinancing loan in the amount of $2,320,000 and a development loan consisting of two separate tranches. The refinancing loan proceeds were used to extinguish the existing debt on the Company's oil and gas properties, to pay the expenses associated with the transaction and to reduce the accounts payable of the Company. Tranche A of the development loan, in the amount of $1,350,000 has been used for specific development projects on the Company's existing oil and gas properties. Tranche B of the development loan, in the amount of $3,750,000, was to be used to further develop the Company's existing oil and gas properties. However, this amount was not funded since the Company did not certain performance goals including specified oil and gas production and reserve levels. All borrowing activity under Tranche A was to be completed by December 31, 1998. The date of this requirement was subsequently extended, through a letter agreement with the lender, to June 30, 1999. Borrowing under Tranche B of the development loan was to have been completed by June 30, 2000. Under the terms of the credit facility, all proceeds from the sale of oil and gas produced from the properties are to be used to pay all oil and gas operating expenses and interest on the outstanding loan and a general and administrative allowance, and any remaining proceeds are to be applied to principal on the outstanding loan. In addition, the Company was required to make minimum quarterly principal reductions until September, 2000 at which time a total minimum principal reduction of $1,858,000 was to have been made. The initial principal reduction, in the amount of $90,000, was required to be made in the fourth quarter ended December 31, 1998. This principal reduction was not made. In connection with this financing, the Company granted the lender a 25% net profits overriding royalty on all of the Company's production. Payments on this royalty commence upon maturity or prepayment of all interest and principal relating to the credit facility. In addition, the Company issued the lender 200,000 warrants exercisable at $2.00 per share until June 30, 2003.

         The credit facility described above was amended and restated on August 1, 1998 to increase the total facility to $12,795,000. The increase consisted of a new acquisition loan in the maximum amount of $4,200,000, an increase in the Tranche A development loan to a maximum of $1,525,000 and an increase in the Tranche B development loan to a maximum of $4,750,000. The interest rate and maturity on the amended credit facility remained unchanged from the original agreement. The restated credit agreement increased the net profits overriding royalty percentage from a maximum of 25% to a maximum of 30% and required the Company to issue an additional 200,000 warrants exercisable at $2.00 per share until June 30, 2003. The acquisition tranche proceeds allowed the Company to purchase 11 wells in Sherman County, Texas from Exxon Corporation and the increase in the development loan tranches allowed the Company to more fully develop those properties. As a result of the above financing transactions, the Company recorded a discount on the amounts borrowed under Tranches A and B to recognize the favorable interest rate received on these borrowings as a result of the net profits overriding royalty interest granted to the lender. This discount is being amortized to interest expense using the level yield method and results in an effective interest rate of 16% on amounts borrowed under Tranches A and B. The amount amortized to interest expense during the year ended December 31, 1999 and 1998 was $105,297 and $17,792, respectively. In management's opinion, the interest rate on other borrowings under the credit facility is comparable to the rate available to the Company on similarly structured loans from other lenders. In addition, based upon an analysis performed by management, no value was assigned to the warrants issued under the original and amended credit facility.

         The credit agreement was restructured May 11, 1999 through a letter agreement with the lender to waive covenant compliance violations at December 31, 1998 and amend various provisions of the credit agreement including changing the minimum principal repayment schedule to allow for a minimum principal reduction in the amount of $120,000 for the year ended December 31, 1999. Of this amount, a minimum of $60,000 was to be paid by September 30, 1999 with the remainder being paid prior to December 31, 1999. None of the scheduled payments were made.

         Effective June 30, 1999, Triassic and the Company entered in the Second Amendment to the Credit Agreement (the "Second Agreement") which extended the date for borrowings under Tranche A of the development loan to August 31, 1999, increased the amount available under Tranche A to $2,276,000, decreased the amount available under Tranche B to $3,999,000, reduced the allowable monthly amount to be used for payment of general and administrative expenses from $60,000 to $40,000, requires any general and administrative expenses above $40,000 to be funded by cash equity contributions to the Company, and changed the provisions for release of funds to pay operating expenses.

         The Company owns the office building in Tulsa, Oklahoma in which its executive offices are located. The Company financed the acquisition of this building through borrowing from a bank. At December 31, 1999, the Company was indebted to this bank in the principal amount of $190,800. This loan bears interest at the rate of 9.5% per year, and requires monthly payments of $2,261, with approximately $175,000 due at maturity in March 2001. The Company has granted a mortgage on the building to secure this debt. During 1999, the Company borrowed $50,000 from a bank to provide additional working capital to the Company. The note is secured by a second mortgage on the office building. The note is a balloon note that was due March 31, 2000 and bears interest at the rate of 9.5% per annum. Payments were not made when required and the loans are currently in default.

         All borrowings under the credit facility agreement were in default at December 31, 1999 and, therefore, the outstanding amounts are currently due at that date. For additional information regarding the indebtedness of the Company at December 31, 1999 and 1998, see Notes 1 and 4 to the Company's audited consolidated financial statements elsewhere in this Form 10-KSB and "Item 13. Subsequent Events."

YEAR 2000 READINESS.

         The inability of computers, software and other equipment using microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 issue. Such systems may be unable to accurately process certain date-based information. To mitigate any adverse impact this may cause, the Company established a company wide Year 2000 Project to address the issue of computer programs and embedded computer chips which may be unable to correctly function with the Year 2000. In addition, the Company updated information systems by purchasing software upgrades for approximately $500.

         The Company did not experience any significant business disruptions or malfunctions in its operation or business systems during the transition from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its business as a result of Year 2000 issues. It is possible, however, that the full impact of the date transition has not been fully recognized. For example, it is possible that date related issues such as quarterly or year-end processing problems may occur. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively affected if its customers or suppliers are adversely affected by similar date related issues. The Company is currently not aware of any significant Year 2000 or similar problems that have arisen for its customers and suppliers.

         The Company has expended approximately $500 on Year 2000 readiness efforts through year-end 1999. These expenditures included identifying and remediating potential Year 2000 problems, and the associated program administration and labor incurred.

SEASONALITY.

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

OFFICE FACILITIES

         The Company owns the office building in Tulsa, Oklahoma in which its executive offices are located. The Company occupies approximately 2,862 square feet of space in this building with the remaining 5,724 square feet available for rental to third parties. At present, approximately 2,862 square feet are unoccupied. The building is subject to a mortgage in the current principal amount of $196,800 payable in monthly installments of $2,261 until March 2001 at which time the balance of approximately $175,000 will be due. Also, the Company has granted a mortgage on the building to secure this debt. During 1999, the Company borrowed $50,000 from a bank in Tulsa, OK to provide additional working capital to the Company. The note is secured by a second mortgage on the office building. The note is a balloon note that was due March 31, 2000 and bears interest at the rate of 9.5% per annum. Payments were not made when required and the loans are currently in default. In addition, the Company is party to a foreclosure action on the real estate it currently owns and occupies as its corporate headquarters. A contract for the sale of the building has been entered into with an unrelated third party and the sale is expected to close on or before September 8, 2000. Proceeds from the sale should be sufficient to pay off the mortgage secured by the real estate. Except for this office building, the Company owns no material properties other than its oil and gas properties.

         See "Item 3. Legal Proceedings" and "Item 13. Subsequent Events."

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The financial statements required to be filed in this Report begin at Page F-1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During the two fiscal years ended December 31, 1999 and December 31, 1998, the Company has not filed any Current Report on Form 8-K reporting any change in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The following table sets forth the executive officers and directors of the Company as of December 31, 1999.

       NAME                  AGE                                POSITION
       ----                  ---                                --------

Sid L. Anderson               53          Chairman of the Board, President and Chief Executive
                                          Officer

Clayton E. Woodrum            60          Executive Vice President, Secretary and Director

Vincent R. Kemendo            46          Vice President and Chief Financial Officer

B. E. Livingston, II.*        45          Vice President - Operations
           *(Mr. Livingston resigned his position with the Company effective November 1, 1999)

B. E. (Bud) Livingston        74          Director

Frederick A. Bendana          49          Director

Jimmac G. Lofton              42          Director

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

         Sid L. Anderson. Mr. Anderson has served as Chairman of the Board of Directors and President of the Company since its organization in 1981. From 1977 to 1981, Mr. Anderson was engaged in the private practice of law, specializing in taxation. From 1972 to 1977 Mr. Anderson was employed as a tax manager with KPMG Peat Marwick (formerly Peat, Marwick, Mitchell & Co.) in Tulsa, Oklahoma. Mr. Anderson received his Bachelor of Business Administration in Accounting and his Juris Doctor degrees from the University of Oklahoma in 1969 and 1972, respectively. Mr. Anderson was admitted to the Oklahoma Bar Association in 1972 and became a Certified Public Accountant in Oklahoma in 1974. Mr. Anderson is a former Director of the Oklahoma Independent Petroleum Association and member of its Natural Gas Committee. He is currently a member of the Executive Advisory Board for the College of Business Administration at the University of Tulsa, a former Regent and Chairman of the Rogers University Board of Regents, and currently serves as a Trustee on Oklahoma State University - Tulsa's Board of Trustees. Mr. Anderson is former Chairman and Trustee of the Tulsa Industrial Authority as well as Chairman and Director of the Oklahoma Investment Forum and currently serves as Treasurer and Trustee of the University Center Tulsa Trust Authority.

         Clayton E. Woodrum. Mr. Woodrum has been a principal in the financial consulting firm of Woodrum, Kemendo & Cuite, P.C. and its predecessors, located in Tulsa, Oklahoma since 1986. Mr. Woodrum received his Bachelor of Science degree in Accounting in 1963 from Kansas State University and became a Certified Public Accountant in Oklahoma in 1965.

         Vincent R. Kemendo. Mr. Kemendo joined the Company on December 26, 1995. Prior to that, since 1991, Mr. Kemendo was a consultant with the consulting firm of Woodrum, Shoulders, Kemendo & Evanson in Tulsa, Oklahoma. From 1988 to 1991, Mr. Kemendo was employed as Controller for Mathews Auto Electric, Inc., an auto parts warehousing operation. From 1983 to 1988, Mr. Kemendo was Vice President- Budgeting and Administration for Fitzgerald, DeArman & Roberts, Inc., a regional brokerage firm with corporate headquarters in Tulsa, Oklahoma. Prior to that time Mr. Kemendo was employed by Cotton Petroleum Corporation as Coordinator of Financial Analysis. Mr. Kemendo received his Bachelor of Science in Business Administration degree from Drake University in 1977 and received his Masters of Business Administration from Oklahoma State University in 1978.

         Buddie E. Livingston, II. Mr. Livingston joined the Company on September 1, 1995. From 1981 through August, 1995 Mr. Livingston was production superintendent for KATO Operating Company located in Bristow, Oklahoma. From 1975 to 1981 Mr. Livingston was employed by Sun Oil Company, USA as a senior engineer and production specialist and worked in sun's domestic and international operations. Mr. Livingston attended the University of South Louisiana. Mr. Livingston is the son of Mr. B. E. (Bud) Livingston, a Director of the Company. Mr. Livingston resigned his position with the company effective November 1, 1999.

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

         Frederick A. Bendana. Mr. Bendana has been Chairman of Ben-Trei, Ltd since 1987. Ben-Trei, Ltd. is a global chemical fertilizer marketing, production and investment company. From April, 1981 to 1987 Mr. Bendana was associated with International Chemical Company where he held several positions before resigning as senior vice president and a member of the executive committee. Prior to this, Mr. Bendana held positions in both U.S. and Nicaraguan chemical companies. Mr. Bendana graduated from Rutgers University in 1973 with a Bachelor of Science in Agricultural Economics. Mr. Bendana is a member and has a board member of numerous educational and civic organizations including, Rogers University Board of Regents, The University Center at Tulsa Trust Authority, The Hispanic-American Foundation, and Tulsa Global Alliance.

         Jimmac G. Lofton. Mr. Lofton was selected as a Director in 2000 to fill a vacancy created by the resignation from the board of Tony Ciciola. Mr. Lofton is currently Branch Manager and Vice President for Raymond James & Associates, Inc. in Boca Raton, Florida. Prior to joining Raymond James, Mr. Lofton was Branch Manager with JW Charles Securities in West Palm Beach, Florida. Mr. Lofton received his Bachelor of Arts degree from the University of Florida in 1980 with majors in Economics and English. Mr. Lofton is active in various civic organizations including the Jupiter Tequesta Athletic Association, Florida Alumni Association and the Securities Industry Association.

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

ITEM 10. EXECUTIVE COMPENSATION

         The table below sets forth, in summary form, (1) the compensation paid, for the years shown, to Sid L. Anderson, the Company's President, and the two other highest-paid executive officers of the Company serving as executive officers on December 31, 1999 (the "Named Officers"); (2) the stock options and stock appreciation rights granted to the Named Officers for the years shown; and (3) long-term payouts and other compensation to the Named Officers for the years shown.

                           SUMMARY COMPENSATION TABLE

                                          ANNUAL COMPENSATION                   AWARDS                PAYOUTS
                                   ---------------------------------  -------------------------  ------------------
                                                                        RESTRICTED SECURITIES
                                                        OTHER ANNUAL      STOCK      UNDERLYING   LTIP    ALL OTHER
NAME AND PRINCIPAL                 SALARY      BONUS    COMPENSATION     AWARDS       OPTIONS/   PAYOUTS    COMP
POSITION                   YEAR      ($)        ($)         ($)       (1)($)SARS(#)                 $         $
------------------         ----    -------     -----    ------------  -------------  ----------  -------  ---------

Sid L. Anderson,           1999    150,000     5,000      30,097(2)        --               --      --    10,000(5)
  Chairman,                1998    150,000     6,250     170,171(3)        --          221,468      --          --
President and CEO          1997    150,000     6,250      85,130(4)        --          330,000      --          --

B. E. Livingston, II*      1999     60,000        --            --         --               --      --     1,500(5)
Vice President of          1998     48,000     2,500            --         --               --      --         353
Operations                 1997     48,000     2,000            --         --           80,000      --         353
                    *(Mr. Livingston resigned his position with the effective Company November 1, 1999)

Vincent R. Kemendo         1999     52,000     2,167            --         --               --      --     3,120(5)
Vice President of          1998     40,000     2,167            --         --               --      --          --
Finance                    1997     40,000     1,667            --         --           80,000      --          --

(1) Except as noted, none of the executive officers listed received perquisites or other personal benefits that exceeded the lesser of $50,000 or 10 percent of the salary and bonus for such officers.

(2) Includes a $11,250 guarantee fee paid to Mr. Anderson (see "Employment Agreements") and a total of $18,847 paid by the Company to or on behalf of Mr. Anderson for country club dues and automobile allowance (see "Employment Agreement").

(3) Includes a $35,080 guaranty fee paid to Mr. Anderson (see "Employment Agreements"), a total of $104,090 which represents the excess of market price, reduced for a marketability discount, over the option exercise price, and a total of $31,001 paid by the Company to or on behalf of Mr. Anderson for country club dues and automobile allowance.

(4) Includes a $63,754 guaranty fee paid to Mr. Anderson (see "Employment Agreements") and a total of $21,376 paid by the Company to or on behalf of Mr. Anderson for country club dues, automobile allowance and life insurance premiums.

(5) Represents the Company's matching portion of 401(k) contributions made by the Company pursuant to the Company's retirement plan which was adopted January 1, 1999.

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

         During the year ended December 31, 1999, there were no issuances of stock options by the company.

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

         During the year ended December 31, 1997, the Company issued 50,000 stock options exercisable at $1.40 per share to Directors of the Company. These stock options were issued pursuant to the Director Stock Option Plan. In addition, during the year ended December 31, 1997, the Company issued 570,000 stock options exercisable at $1.40 per share to employees of the Company. During 1999, an executive of the Company resigned and 80,000 of these options were cancelled. These options were not issued under either of the Company's stock option plans. Other than these option grants, there were no restricted stock awards granted, no options or stock appreciation rights were exercised, and no awards under any long-term incentive plan were made to any officer or employee of the Company during the year ended December 31, 1997.

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

                    AGGREGATED OPTION EXERCISES IN THE FISCAL
                        YEAR ENDED DECEMBER 31, 1999 AND
                         DECEMBER 31, 1999 OPTION VALUES

                            OPTION EXERCISES
                               DURING YEAR
                         ENDED DECEMBER 31, 1999     NUMBER OF SECURITIES
                         -----------------------    UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                          NUMBER OF                        OPTIONS AT              IN-THE-MONEY OPTIONS
                            SHARES                     DECEMBER 31, 1999           AT DECEMBER 31, 1999
                           ACQUIRED       VALUE   ---------------------------  ---------------------------
     NAME                ON EXERCISE    REALIZED  UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE   EXERCISABLE
     ----                -----------    --------  -------------   -----------  -------------   -----------

Sid L. Anderson             None          None           0        337,500(1)      $   --         $    --
Clayton E. Woodrum          None          None           0         97,500(2)          --              --
Buddie E. Livingston II     None          None           0         80,000(3)          --              --
Vincent R. Kemendo          None          None           0         80,000(4)          --              --
B. E. (Bud) Livingston      None          None          --         15,000(5)          --              --

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

(5) Reflects 15,000 options granted in January, 1997 under the Company's Directors' Stock Option Plan, exercisable at $1.40 per share

WARRANTS

         As part of the credit facility the Company entered into on July 1, 1998, the Company issued 200,000 warrants to the lender. These warrants are exercisable at any time at $2.00 per share and they expire on June 30, 2003. In addition, On August 1, 1999, the Company amended its credit facility with this lender and as a part of this amendment, the Company issued the lender an additional 200,000 warrants which are also exercisable at any time at $2.00 per share and expire on June 30, 2003. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Financing Arrangements." Pursuant to the agreement with the lender reflected in "Item 13. Subsequent Events", warrants to the lender were cancelled and the lender agreed to purchase 402,430 shares of the Company's common stock for $250,000.

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

         The Company has also entered into employment agreements with Buddie E. Livingston, II, who resigned November 1, 1999, and Vincent R. Kemendo pursuant to which they are employed by the Company as Vice President - Operations and Vice President - Finance, respectively. The agreements with Messrs. Livingston and Kemendo expire on December 31, 2000, unless extended by the Company's Board of Directors. Under these agreements, Messrs. Livingston and Kemendo were to receive base salaries of $48,000 and $40,000 per year, respectively. In September, 1998 the base salaries of Messrs. Livingston and Kemendo were increased to $60,000 and $52,000 per year, respectively. In addition, Messrs. Livingston and Kemendo are entitled to participate in all benefit programs the Company makes available to employees. Under their agreements, Messrs. Livingston and Kemendo are eligible to participate in the Company's incentive compensation bonus plan. See "Bonus Plan". The Company has the right to terminate each of these employment agreements upon written notice and, unless the agreement has been terminated for cause, as defined, the Company is obligated to pay the terminated individual the compensation payable for the remainder of the term of his agreement, including any incentive compensation, vacation pay or accrued employee benefits. Messrs. Livingston and Kemendo each have the right to terminate their employment agreements with the Company upon 30 days written notice to the Company in which event the Company is only obligated to compensate the individual up to the date of termination. Each of the Employment Agreements also contain certain provisions restricting Messrs. Livingston and Kemendo from engaging in business activities in competition with the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         On February 18, 1997, the Company declared a four-for-one stock split in the form of a stock dividend payable to the Company's shareholders of record on April 1, 1997. All references to outstanding shares, share ownership and per share amounts in this Registration Statement are presented giving effect to such stock dividend.

         As of December 31, 1999, the Company had 3,621,873 issued and outstanding shares of Common Stock, the Company's only class of equity securities issued and outstanding. The following table sets forth, as of December 31, 1999, the number and percentage of shares of Common Stock of the Company owned beneficially by (i) each director of the Company, (ii) each Named Officer of the Company named in the Summary Compensation Table, (iii) all directors and executive officers of the Company as a group, and (iv) each person known to the Company to own of record or beneficially more than five percent of the Company's Common Stock. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to the shares indicated. As of December 31, 1998, the Company had 295 holders of Common Stock of record.

                                           NUMBER OF SHARES
NAME OF BENEFICIAL OWNER                  BENEFICIALLY OWNED   PERCENT OF CLASS(1)
------------------------                  ------------------   -------------------

Sid L. Anderson(2)(5)                         1,746,468              44.11%

Clayton E. Woodrum(3)                           115,350               3.10%

Vincent R. Kemendo(2)(5)                        142,500               3.85%

B.E. (Bud) Livingston(2)(6)                      15,000                  *

Frederick A. Bendana(7)                             500                  *

Jimmac G. Lofton(9)                                   *                  *

Pangloss International, S.A.(4)                 481,250              12.51%

Cambrian Capital Partners LLC(8)                400,000               9.95%

All Executive Officers and                    2,019,818              48.65%
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

(2) Includes (a) with respect to Mr. Anderson, 337,500 shares issuable to him upon exercise of presently exercisable options; (b) with respect to Mr. Kemendo, 80,000 shares issuable to him upon exercise of presently exercisable options; and (c) with respect to Mr. Livingston, 15,000 shares issuable to him upon exercise of presently exercisable options.

(3) Includes 17,850 shares held by Mr. Woodrum's spouse and 97,500 shares issuable to Mr. Woodrum upon exercise of presently exercisable options. The address of Mr. Woodrum is Suite 605, 9 East 4th Street, Tulsa, Oklahoma 74103.

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

(5) The address of Messrs. Anderson and Kemendo is Suite 300, 1850 South Boulder, Tulsa, Oklahoma 74119.

(6) The address of Mr. Livingston is Highway 66 North, Turnpike Gate, Bristow, Oklahoma 74010.

(7)      The address of Mr. Bendana is 7747 South Harvard Place, Tulsa, Oklahoma
         74136.

(8) Includes 400,000 shares issuable to Cambrian Capital Partners LP upon exercise of presently exercisable common stock purchase warrants. The address for Cambrian Capital Partners LP is Two Houston Center, Suite 3150, 909 Fannin, Houston, Texas 77010.

(9) The address for Mr. Lofton is 1200 North Federal Highway, Suite 100, Boca Raton, Florida 33432.

         See "Item 13. Subsequent Events." for a discussion of an arrangement which may result in a change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In 1995, the Company began paying a fee to Sid L. Anderson, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to the terms of a Guaranty Fee Agreement. Under the terms of this Agreement, Mr. Anderson receives an annual fee for guaranteeing Company debt equal to the greater of $15,000 or 3% of the guaranteed debt. During 1999, 1998, and 1997, fees paid to Mr. Anderson under this Agreement were approximately $11,250, $35,080, and $64,000, respectively.

         The Company incurs fees for tax and accounting services provided by a firm in which Clayton E. Woodrum, Executive Vice President and a Director of the Company, is a partner. Amounts paid by the Company to this firm during 1999, 1998, and 1997 were $4,934, $10,407, and $11,359, respectively. In addition, during 1996, the Company issued a total of 35,700 shares of Common Stock to this firm in payment for services rendered. The value assigned to this stock, $49,980, was based on billings received from the firm. At the request of the firm, 17,850 of these shares were issued to Pat Woodrum, spouse of Clayton E. Woodrum, and 17,850 of these shares were issued to Andrea Kemendo, spouse of a partner in the firm. The Company also incurs fees for business advisory services with a firm affiliated with this board member. Such amounts incurred in 1999, 1998 and 1997 were $36,000, $36,000 and $37,424, respectively.

         Pursuant to an agreement signed in February 1996, B. E. (Bud) Livingston, a former member of the Company's Board of Directors, will provide evaluation and reservoir engineering services to the Company with respect to oil and gas wells in Coal County, Oklahoma and Borden and Stonewall Counties, Texas in exchange for an amount equal to the net of a percentage of the net revenue interest and a percentage of the lease operating expenses attributable to certain producing oil and gas wells located in Garfield and Noble Counties, Oklahoma. During 1997 and 1996, no amounts were paid by the Company to Mr. Livingston pursuant to this agreement. However, a company affiliated with this director provides various services to the Company. Such amounts incurred in 1999, 1998, and 1997 were $19,560, $7,114, and $9,237, respectively.

         Any future transactions between the Company and its directors, officers, principal shareholders or their affiliates will be on terms no less favorable to the Company than may be obtained in similar, arms length transactions with unaffiliated third parties.

ITEM 13. SUBSEQUENT EVENTS.

DISPOSITION OF OIL AND GAS PROPERTIES. During the fourth quarter of 1999, the Company retained Albrecth & Associates, Inc., Houston, Texas, to dispose of the Company's oil and gas properties. Albrecth & Associates, Inc. specializes in the disposition of oil and gas properties and is one of the leaders in this specialized field. No offer to purchase the properties was received prior to December 31, 1999 that was sufficient to pay the Company's secured and unsecured creditors and efforts to sell the properties were discontinued.

On June 14, 2000, the Company entered into a series of agreements with entities that are related to each other through common ownership. The Company initially executed an agreement with its major lender, Triassic Energy Partners, L.P. ("Triassic"), transferring substantially all of the Company's oil and gas properties to Devonian Energy Partners, L.P. ("Devonian") in lieu of a foreclosure proceeding. The oil and gas properties transferred to Devonian served as collateral for the repayment of approximately $8.9 million (including amounts advanced to pay unsecured creditors as discussed below) of non-recourse secured debt owed to Triassic by the Company. This debt was assumed by Devonian and the Company was released from its debt obligation to Triassic. The Company expects to recognize a gain of approximately $3.7 million on this extinguishment of the Triassic debt. Further, as part of the transaction, Triassic agreed to make up to $590,000 available to the Company under the existing credit facility to pay unsecured creditors. In addition, Cambrian Capital Partners, L.P. ("Cambrian") agreed to purchase from the Company the greater of

402,430 shares or 10% of the Company's outstanding common stock for $10,000. However, if the Company settles all outstanding unsecured liabilities by August 31, 2000 and completes a merger with another corporation before December 31, 2000, Cambrian will pay the Company additional consideration for this stock equal to the lesser of $250,000 or the $590,000 made available by Triassic under the credit facility less the payments made to the unsecured creditors. As of August 31, 2000, the Company had settled substantially all of the accounts payable included on the December 31, 1999 balance sheet. The effective date of the transaction described above was July 31, 2000.

INTELLIREADY, INC. TRANSACTION. In July of 2000, IntelliReady, Inc. approached the Company concerning a possible merger of the Company and IntelliReady, Inc. IntelliReady, Inc. is a structured wiring company that provides home and commercial automation services to its clients. IntelliReady, Inc. currently operates in the Denver Metropolitan Area but expects to expand its operation into an additional metropolitan market by the end of calendar year 2000. IntelliReady, Inc. has recently raised $1,500,000 in equity through a Regulation D, Rule 506 offering pursuant to the Securities Act of 1933. IntelliReady, Inc. intends to use the proceeds of the offering to rapidly expand its operations to include providing bundled digital services and to open offices in several additional cities. Pursuant to the proposed terms of the merger which include, among other provisions, that the Company owns certain assets at the closing date, IntelliReady, Inc. will merge into a newly created, wholly owned subsidiary of the Company in exchange for approximately 95% of the Company's common stock. The Company's board of directors approved the merger on August 29, 2000. Although this transaction was scheduled to close by August 31, 2000 and that date was not formerly extended, the Company and IntelliReady, Inc. are continuing to effect a merger of the companies.

NON-RENEWAL OF AMOCO LICENSE. Because of the Company's inability to generate sufficient cash flows to sustain its operations at pre-1999 levels, the company elected not to renew its licensing arrangement with Amoco. This decision was made in part based on the Company's inability to secure the capital necessary to implement the technology covered by the licensing agreement.

SALE OF COMPANY OWNED OFFICE BUILDING. On May 15, 2000, the Company entered into a contract with an unrelated party to sell the office building owned by the Company and used as its corporate headquarters. The contract price for the building is $275,000 less a 5% commission to be paid to the real estate agency handling the sale. Proceeds, if any, from the sale will be used to pay a first mortgage on the building of approximately $190,000 and a second mortgage on the building of approximately $50,000. Excess proceeds, if any, will be used by the Company as working capital. The Closing Date for the transaction is September 7, 2000.

PAN WESTERN COMMON STOCK DELISTED FROM OVER-THE-COUNTER:BULLETIN BOARD ("OTC:BB"). The Company's common stock was delisted from OTC:BB on May 15, 2000 because of the Company's failure to comply with Rule 15c2-11. The Company is in the process of taking the steps necessary to get its common stock listed again on OTC:BB. It is anticipated this process will be completed by September 30, 2000.

SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the Company has caused this Registration Statement to be signed by the undersigned, thereunto duly authorized.

PAN WESTERN ENERGY CORPORATION
(Registrant)

         Date: September 11, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Sid L. Anderson                                Date: September 11, 2000
         Chairman of the Board, President, and
         Chief Executive Officer


By:  /s/ Clayton E. Woodrum                             Date: September 11, 2000
         Executive Vice President and Director
         (Principal Financial Officer)


By:  /s/ Vincent R. Kemendo                             Date: September 11, 2000
         Vice President - Finance and Chief
         Financial Officer (Principal Accounting
         Officer)


By:  /s/ Bud E. Livingston                              Date: September 11, 2000
         Director


By:  /s/ Frederick A. Bendana                           Date: September 11, 2000
         Director


By:  /s/ Jimmac G. Lofton                               Date: September 11, 2000
         Director

PAN WESTERN ENERGY
CORPORATION

Consolidated Financial Statements
Years Ended December 31, 1999 and 1998, and
Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
 Pan Western Energy Corporation:

We have audited the accompanying consolidated balance sheets of Pan Western Energy Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Pan Western Energy Corporation and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, significant issues relating to the Company's operations have occurred. These issues, among others, raise substantial doubt about the Company's ability to continue as a going concern. Note 1 also contains a discussion of management's plans relating to the Company's future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Tulsa, Oklahoma
September 5, 2000

PAN WESTERN ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

ASSETS                                                                                          1999              1998

CURRENT ASSETS:
   Cash                                                                                     $     63,052      $      5,863
   Restricted cash                                                                               137,584           262,080
   Receivables:
      Trade, net of allowance of $39,698 and $11,080                                             326,167           183,680
      Due from stockholder                                                                        28,272            24,261
   Prepaid expenses and other assets                                                             106,595            20,463
   Assets held for sale                                                                          237,214                --
                                                                                            ------------      ------------
           Total current assets                                                                  898,884           496,347
                                                                                            ------------      ------------

PROPERTY AND EQUIPMENT:
   Oil and gas properties (successful efforts method)                                          8,200,792         7,413,860
   Other property and equipment                                                                  113,592           380,736
                                                                                            ------------      ------------
                                                                                               8,314,384         7,794,596
   Less accumulated depreciation, depletion and amortization                                  (2,642,284)       (1,957,391)
                                                                                            ------------      ------------
           Net property and equipment                                                          5,672,100         5,837,205
                                                                                            ------------      ------------
OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION                                                         --           170,206
                                                                                            ------------      ------------

                                                                                            $  6,570,984      $  6,503,758
                                                                                            ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Accounts payable                                                                         $    857,850      $    767,045
   Undistributed oil and gas revenues                                                            195,768           148,517
   Due to affiliated partnerships                                                                 25,590             7,540
   Due to stockholder                                                                             15,945                --
   Accrued liabilities                                                                           128,234           138,793
   Current portion of long-term obligations                                                    8,427,917           195,428
                                                                                            ------------      ------------
           Total current liabilities                                                           9,651,304         1,257,323

NET PROFITS OVERRIDING ROYALTY                                                                   500,193           161,872
LONG-TERM OBLIGATIONS                                                                                 --         7,114,238
                                                                                            ------------      ------------
           Total liabilities                                                                  10,151,497         8,533,433
                                                                                            ------------      ------------

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS' DEFICIENCY:
   Preferred stock ($.05 par value; authorized 25,000,000 shares; none issued)                        --                --
   Common stock ($.01 par value; authorized 25,000,000 shares; issued 4,703,123 shares)           47,031            47,031
   Additional paid-in capital                                                                  1,999,372         1,999,372
   Accumulated deficit                                                                        (5,407,934)       (3,857,096)
   Treasury stock (1,081,250 shares)                                                            (218,982)         (218,982)
                                                                                            ------------      ------------
           Total stockholders' deficiency                                                     (3,580,513)       (2,029,675)
                                                                                            ------------      ------------

                                                                                            $  6,570,984      $  6,503,758
                                                                                            ============      ============

See notes to consolidated financial statements.

PAN WESTERN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


                                                     1999             1998

REVENUE:
   Oil and gas sales                             $ 1,698,960      $ 1,153,829
   Operating income                                   65,530           77,666
                                                 -----------      -----------
           Total revenue                           1,764,490        1,231,495
                                                 -----------      -----------

OPERATING EXPENSES:
   Lease operating                                   711,623          645,048
   Salaries and wages                                376,237          477,374
   Depreciation, depletion and amortization          750,280          985,546
   Impairment loss                                        --          448,000
   General and administrative                        496,791          530,513
                                                 -----------      -----------
           Total operating expenses                2,334,931        3,086,481
                                                 -----------      -----------

OPERATING LOSS                                      (570,441)      (1,854,986)
                                                 -----------      -----------

OTHER INCOME (EXPENSE):
   Loss from rental operations, net                  (19,288)         (16,640)
   Gain on sale of assets, net                            --            3,486
   Interest income                                     1,475            6,041
   Interest expense                                 (947,434)        (455,295)
   Miscellaneous expense                             (15,150)              --
                                                 -----------      -----------
           Total other income (expense)             (980,397)        (462,408)
                                                 -----------      -----------

NET LOSS                                         $(1,550,838)     $(2,317,394)
                                                 ===========      ===========

NET LOSS PER SHARE - BASIC AND DILUTED           $     (0.43)     $     (0.66)
                                                 ===========      ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
   BASIC AND DILUTED                               3,621,873        3,509,035
                                                 ===========      ===========

See notes to consolidated financial statements.

PAN WESTERN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


                                          ADDITIONAL                                         TOTAL
                             COMMON        PAID-IN       ACCUMULATED        TREASURY      STOCKHOLDERS'
                             STOCK         CAPITAL         DEFICIT           STOCK         DEFICIENCY

BALANCES,
   JANUARY 1, 1998       $    44,487     $ 1,837,253     $(1,539,702)     $  (218,982)     $   123,056

   Issuance of stock           2,544         162,119              --               --          164,663

   Net loss                       --              --      (2,317,394)              --       (2,317,394)
                         -----------     -----------     -----------      -----------      -----------

BALANCES,
   DECEMBER 31, 1998          47,031       1,999,372      (3,857,096)        (218,982)      (2,029,675)

   Net loss                       --              --      (1,550,838)              --       (1,550,838)
                         -----------     -----------     -----------      -----------      -----------

BALANCES,
   DECEMBER 31, 1999     $    47,031     $ 1,999,372     $(5,407,934)     $  (218,982)     $(3,580,513)
                         ===========     ===========     ===========      ===========      ===========

See notes to consolidated financial statements.

PAN WESTERN ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                       1999             1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $(1,550,838)     $(2,317,394)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation, depletion and amortization                                         750,280          985,546
      Amortization of debt discount                                                    105,297           17,792
      Impairment loss                                                                       --          448,000
      (Gain) loss on sale of assets, net                                                    --           (3,486)
      Bad debt expense                                                                  28,618               --
      Stock issued for services                                                             --           49,500
      Compensation expense on stock options granted                                         --          104,090
      Write-off of other assets                                                         15,162               --
   Changes in assets and liabilities:
      Receivables                                                                     (175,116)         (24,189)
      Prepaid expenses and other assets                                                    916             (113)
      Other assets                                                                      34,820           13,750
      Accounts payable and due to affiliated partnerships                              108,855          519,230
      Accrued liabilities and due to stockholder                                         5,386          123,105
      Undistributed oil and gas revenues                                                47,251           (5,473)
                                                                                   -----------      -----------
           Net cash used in operating activities                                      (629,369)         (89,642)
                                                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                               (789,213)      (4,913,086)
   Proceeds from the disposal of oil and gas properties                                     --            8,079
                                                                                   -----------      -----------
           Net cash used in investing activities                                      (789,213)      (4,905,007)
                                                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                      1,575,016        7,444,422
   Repayments of long-term debt                                                       (223,741)      (2,429,868)
   Change in restricted cash                                                           124,496           82,067
   Proceeds from sale of common stock                                                       --           11,073
   Payment of debt issuance costs                                                           --         (121,868)
                                                                                   -----------      -----------
           Net cash provided by financing activities                                 1,475,771        4,985,826
                                                                                   -----------      -----------

NET INCREASE (DECREASE) IN CASH                                                         57,189           (8,823)

CASH, BEGINNING OF YEAR                                                                  5,863           14,686
                                                                                   -----------      -----------

CASH, END OF YEAR                                                                  $    63,052      $     5,863
                                                                                   ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                                   $   883,452      $   319,397
                                                                                   ===========      ===========

   Income taxes paid                                                               $        --      $        --
                                                                                   ===========      ===========

See notes to consolidated financial statements.

PAN WESTERN ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION - Pan Western Energy Corporation (the "Company") was organized effective September 2, 1981, under the laws of the State of Oklahoma. The primary purpose of the Company was the acquisition, drilling, development, production and operation of oil and gas properties. See Business Developments section of Note 1 for subsequent events.

     BUSINESS DEVELOPMENTS - During the years ended December 31, 1999 and 1998, the Company incurred net losses of $1,550,838 and $2,317,394, respectively, and in 1999 and 1998 had operating cash flow deficiencies of $629,369 and $89,642, respectively. At December 31, 1999 and 1998, the Company had working capital deficits of $8,752,420 and $760,976, respectively, and stockholders' deficiency of $3,580,513 and 2,029,675, respectively.

     During the fourth quarter of 1999, the Company retained Albrecth & Associates, Inc. to dispose of the Company's oil and gas properties. No offer to purchase the properties was received prior to December 31, 1999 that was sufficient to pay the Company's secured and unsecured creditors and efforts to sell the properties were discontinued.

     On June 14, 2000, the Company entered into a series of agreements with entities that are related to each other through common ownership. The Company initially executed an agreement with its major lender, Triassic Energy Partners, L.P. ("Triassic"), transferring substantially all of the Company's oil and gas properties to Devonian Energy Partners, L.P. ("Devonian") in lieu of a foreclosure proceeding. The oil and gas properties transferred to Devonian served as collateral for the repayment of approximately $8.9 million (including amounts advanced to pay unsecured creditors as discussed below) of non-recourse secured debt owed to Triassic by the Company. This debt was assumed by Devonian and the Company was released from its debt obligation to Triassic. The Company expects to recognize a gain of approximately $3.7 million on this extinguishment of the Triassic debt. Further, as part of the transaction, Triassic agreed to advance up to $590,000 to the Company under the existing credit facility to pay unsecured creditors. In addition, Cambrian Capital Partners, L.P. ("Cambrian") agreed to purchase from the Company the greater of 402,430 shares or 10% of the Company's outstanding common stock for $10,000. However, if the Company settles all outstanding unsecured liabilities by August 31, 2000, and completes a merger with another corporation before December 31, 2000, Cambrian will pay the Company additional consideration for this stock equal to the lesser of $250,000 or the $590,000 made available by Triassic under the credit facility less the payments made to the unsecured creditors. As of August 31, 2000, the Company had settled substantially all of the accounts payable included in the accompanying December 31, 1999 balance sheet. The effective date of all of the transactions described above was July 31, 2000.

     These issues, among others, raise substantial doubt about the Company's ability to continue as a going concern.

     In July 2000, IntelliReady, Inc. and the Company initiated discussions concerning a possible merger of the Company and IntelliReady, Inc. IntelliReady, Inc. is a structured wiring company that provides home and commercial automation services to its clients. IntelliReady, Inc. intends to use the proceeds of a recent equity offering to expand its operations to include providing bundled digital services and to open offices in several cities. Pursuant to the proposed terms of the merger which include, among other provisions, that the Company owns certain assets at the closing date, IntelliReady, Inc. will merge into a newly created, wholly owned subsidiary of the Company. As a result of this transaction, IntelliReady, Inc. stockholders will acquire approximately 95% of the Company's outstanding common stock. The Company's board of directors approved the merger on August 29, 2000. Although this transaction was scheduled to close by August 31, 2000 and that date was not formally extended, the Company and IntelliReady, Inc. are continuing to negotiate a merger of the companies. In the event that the merger of the Company and IntelliReady, Inc. is not completed, management intends to pursue other merger opportunities.

     On May 15, 2000, the Company entered into a contract with an unrelated party to sell the office building owned by the Company and used as its corporate headquarters. The contract for the building stipulates a sales price of $275,000 less a 6% commission to be paid to the real estate agent handling the sale. Proceeds from the sale will be used to pay first and second mortgages on the building aggregating approximately $240,000. The first mortgage holder has filed foreclosure action due to non-payment of principal and interest when due. At December 31, 1999, the net carrying value of the office building is presented as asset held for sale in the accompanying balance sheet.

     The Company's common stock was delisted from the Over-the-Counter Bulletin Board ("OTC:BB") on May 15, 2000 because of the Company's failure to comply with certain OTC:BB and Securities and Exchange Commission reporting requirements. The Company is in the process of taking the steps necessary to get its common stock relisted on OTC:BB.

     ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Lateral Completion Technologies, Inc. ("LCT"), a wholly owned subsidiary formed in 1996. LCT is inactive.

     RESTRICTED CASH - Restricted cash consists of cash held in a restricted account by the lender as a provision of the Credit Agreement (see Note 4) and in 1998 a certificate of deposit that serves as collateral on a line of credit with a bank.

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

     OTHER ASSETS - At December 31, 1998, other assets consisted primarily of a license for drilling technology and loan fees which were being amortized over 14 and 4 years, respectively.

     In 1996, the Company acquired a license from Amoco Corporation to utilize its patented short radius curve drilling technology. The Company paid $40,000 for the license but was unable to secure the capital necessary to implement the technology. The Company has not renewed the licensing arrangement and expensed the unamortized licensing fee in 1999.

     As a result of the settlement of the Triassic debt as discussed above, the prepaid loan fees were reclassified to current assets as of December 31, 1999.

     NET PROFITS OVERRIDING ROYALTY - In connection with the Credit Agreement entered into on July 1, 1998 (see Note 4), the Company granted a 25% net profits overriding royalty (subsequently increased to 30%) on all the Company's production. Payments on this royalty commence upon maturity of the Credit Agreement or prepayment of all principal and interest due under the Credit Agreement. The Company has recorded a liability for the estimated present value of the amounts due on the net profits overriding royalty.

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

     LONG-LIVED ASSETS IMPAIRMENT - The Company reviews the carrying value of long-lived assets and certain identifiable intangibles to be held and used by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment reserve is provided if the carrying amount cannot be recovered through future cash flows generated by the asset. Fair value of oil and gas assets was estimated using future net cash flows discounted at 10%. Future net cash flows were based on estimated reserves valued at current market prices, escalated at 3% per year less estimated future development and operating costs. Based on these fair value estimates, an impairment charge of $448,000 was recorded in December 1998. No impairment charge was required in 1999. Assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

     STOCK-BASED COMPENSATION - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. The Company follows the disclosure requirements of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation."

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

     Diluted earnings per common share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Outstanding stock options and warrants have not been included in the 1999 and 1998 computations since their effect was antidilutive.

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

     Summary financial information for these partnerships as of and for the years ended December 31, 1999 and 1998 follows:

                                              1999        1998

Total assets                                $56,311     $48,572
                                            =======     =======

Total liabilities                           $ 2,429     $ 2,516

Partners' capital                            53,882      46,056
                                            -------     -------

Total liabilities and partners' capital     $56,311     $48,572
                                            =======     =======

Revenue                                     $11,792     $ 9,946
                                            =======     =======

Net income                                  $ 7,825     $ 6,007
                                            =======     =======

     During 1989, the Company's share of losses exceeded the carrying value of its investment in the 1986 and 1987 Programs, and the equity method of accounting was discontinued with no additional losses recorded by the Company. The Company's share of unrecorded accumulated losses for the 1986 and 1987 Programs was approximately $29,792 and $30,732 at December 31, 1999 and 1998, respectively. The 1986 and 1987 Programs made distributions to the partners during 1998 totaling $4,800 and $11,853, respectively, of which $720 and $1,333, respectively, were paid to the Company. The 1986 and 1987 Programs made no distributions to the partners during 1999.

3.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                    1999             1998

Proved oil and gas properties:
   Leasehold costs                                              $ 5,482,262      $ 5,482,262
   Intangible drilling and development costs                      1,480,884          952,993
   Lease and well equipment                                       1,237,646          978,605
                                                                -----------      -----------
                                                                  8,200,792        7,413,860
                                                                -----------      -----------

Other property and equipment:
   Land and building                                                     --          269,425
   Office furniture, fixtures and equipment                          92,293           90,012
   Automobiles                                                       21,299           21,299
                                                                -----------      -----------
                                                                    113,592          380,736
                                                                -----------      -----------
                                                                  8,314,384        7,794,596

Less:  accumulated depreciation, depletion and amortization      (2,642,284)      (1,957,391)
                                                                -----------      -----------

Net property and equipment                                      $ 5,672,100      $ 5,837,205
                                                                ===========      ===========

     Costs incurred in oil and gas property acquisitions and development activities are as follows:

                             1999           1998

Property acquisitions     $       --     $4,160,500
Development costs            788,259        750,314
                          ----------     ----------

Total costs incurred      $  788,259     $4,910,814
                          ==========     ==========

     As discussed in Note 1, on June 14, 2000, the Company entered into an agreement to transfer title to substantially all of its oil and gas properties in settlement of the loans secured by such properties.

     Also, as discussed in Note 1, on May 15, 2000, the Company entered into a contract with an unrelated party to sell the office building owned by the Company and used as its corporate headquarters.

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

     On July 1, 1998, the Company entered into a credit agreement (the "Credit Agreement") with Triassic Energy Partners, L.P. ("Triassic") for a total facility of $7,420,000. The Credit Agreement was amended and restated on August 1, 1998 to increase the total facility to $12,795,000.

     The Credit Agreement allowed for a refinancing loan of up to $2,320,000, an acquisition loan of up to $4,200,000 and a development loan of up to $6,275,000. The refinancing loan was available solely for the purpose of refinancing existing bank and other indebtedness. The consolidating loan with Spirit was repaid with a portion of the proceeds from the refinancing loan. The acquisition loan was used to acquire certain oil and gas properties. The development loan consists of Tranche A, in the amount of $1,525,000, and Tranche B, in the amount of $4,750,000. Tranche A was used for specific development projects on the Company's existing oil and gas properties and no advances were available after December 31, 1998. The Second Amendment discussed below extended the date and increased the amount available under Tranche A. Tranche B is to be used solely for the further development of the Company's oil and gas properties and will be advanced by Triassic provided that certain conditions related to production and reserve levels are met. All borrowings under Tranche B must be completed by June 30, 2000. At December 31, 1999, the Company had $2,320,000, $4,149,953, and
     $2,084,138 outstanding under the refinancing loan, the acquisition loan and Tranche A of the development loan.

     Prior to the First Amendment discussed below, the Credit Agreement required minimum principal reductions due in quarterly payments. Cumulative required minimum principal reductions were $90,000 by December 1998, $1,150,000 by December 1999 and $1,858,000 by September 2000, with the balance outstanding due at the maturity date of July 1, 2002. The Company did not make the minimum principal reductions due in 1998 or in the first quarter of 1999 and obtained a waiver of such payments from Triassic through the First Amendment. The Company did not make all the revised minimum principal reduction payments required by the First Amendment, and at December 31, 1999, the Company is in default with the amounts outstanding under the Credit Agreement classified as current liabilities in the accompanying financial statements. The Company has the right to prepay in whole or in part without penalty or premium. The Credit Agreement has a mandatory prepayment provision that requires the Company to pay to Triassic all proceeds received on the sale of any assets. Such proceeds shall be immediately applied by Triassic as principal repayment with any remaining proceeds applied to interest. The provision also requires Triassic's consent for any sale of assets.

     Effective May 11, 1999, Triassic and the Company entered into the First Amendment to the Credit Agreement (the "First Amendment") which waived covenant compliance violations at December 31, 1998 and amended various provisions of the Credit Agreement. The Amendment allows a working capital deficit not exceeding $810,000 until December 31, 1999, after which the Company shall maintain a positive working capital; reduced the cumulative minimum principal reduction requirements to $120,000 by December 1999 and $1,858,000 by September 2000; and reduced the quarterly oil and gas production requirements.

     Effective June 30, 1999, Triassic and Company entered into the Second Amendment to the Credit Agreement (the "Second Amendment") which extended the date for borrowings under Tranche A of the development loan to August 31, 1999, increased the amount available under Tranche A to $2,276,000, decreased the amount available under Tranche B to $3,999,000, reduced the allowable monthly amount to be used for payment of general and administrative expenses from $60,000 to $40,000, requires any general and administrative expenses above $40,000 to be funded by cash equity contributions to the Company, and changed the provisions for release of funds to pay operating expenses.

     The Credit Agreement, as amended, contains various covenants, including maintenance of positive working capital; minimum quarterly production requirements; prompt development of properties; preparation of reports; and providing various field, production and operations reports to Triassic. At December 31, 1999, the Company was not in compliance with these covenants. The Credit Agreement prohibits the Company from incurring additional debt without Triassic's approval; prohibits declaration or payment of dividends or distributions; and prohibits the issuance of stock or other securities of any class to anyone other than Triassic.

     Under the terms of the Credit Agreement, all proceeds from the sale of oil and gas produced from the properties is deposited directly into a project account maintained by Triassic. Monthly, the Company requests a release of funds from Triassic to pay operating expenses and other permitted expenditures. At December 31, 1999 and 1998, $137,584 and $146,651,
     respectively, was on deposit in the project account and is included in restricted cash.

     Interest on borrowings under the Credit Agreement is payable monthly at the Citibank, N.A. New York, prime lending rate plus 2% (10.5% and 9.75% at December 31, 1999 and 1998, respectively).

     Borrowings under the Credit Agreement are collateralized by substantially all assets of the Company and are secured by a first mortgage on all existing oil and gas properties of the Company.

     In connection with this financing, the Company granted a 25% net profits overriding royalty (subsequently increased to 30%) on all of the Company's production. Payments on this royalty commence upon maturity or prepayment of all interest and principal due under the Credit Agreement. The Company recorded a discount on the amounts borrowed under Tranches A and B to recognize the favorable interest rate received on these borrowings as a result of the net profits overriding royalty granted to Triassic. This discount is being amortized to interest expense using the level yield method and results in an effective interest rate of 16% on amounts borrowed under Tranches A and B. In management's opinion, the interest rate on other borrowings under the credit facility is comparable to the rate available to the Company on similarly structured loans from other lenders.

     In addition, the Company issued Triassic 200,000 warrants on July 1, 1998, and an additional 200,000 warrants on August 1, 1998, when the Credit Agreement was amended and restated. These warrants are exercisable at $2 per share until June 30, 2003.

     Long-term obligations consists of the following:

                                                                                        1999             1998

10.5% Credit Agreement, due July 1, 2002, secured by substantially all assets including oil and gas properties, net of unamortized discount of $377,104 and
   $144,080 at December 31, 1999 and 1998, respectively.  This note is currently
   in default.                                                                       $ 8,176,987      $ 7,000,342

9.50% note payable to bank due in monthly installments of $2,261, including interest, through March 2001, with the balance of approximately $175,000 due at maturity, secured by real estate mortgage. This note is currently
   in default and the noteholder has filed foreclosure action.                           193,470          196,800

10.5% (prime plus 2% note payable to bank, interest due monthly through April
   2000 and monthly installments of $1,072, including interest, through March
   2003 with the balance of approximately $25,000 due at maturity, secured by a
   second mortgage on real estate. This note is currently in default.                     51,210               --

8.28% note payable to bank with principal and interest due on
   March 29, 1999, secured by a certificate of deposit.                                       --          101,100

8.60% note payable to bank due in monthly installments of $439,
   including interest, through December 2000, secured by equipment.                        6,250           10,028

Capital lease obligations                                                                     --            1,396
                                                                                     -----------      -----------

Total obligations                                                                      8,427,917        7,309,666

Less current portion                                                                  (8,427,917)        (195,428)
                                                                                     -----------      -----------

Total                                                                                $        --      $ 7,114,238
                                                                                     ===========      ===========

     With the exception of the Credit Agreement, Company debt is guaranteed by the president and major stockholder.

5.   INCOME TAXES

     Deferred tax assets and liabilities at December 31, 1999 and 1998, consist of the following:

                                                     1999             1998

Deferred tax asset:
   Net operating loss carryforward               $ 1,866,652      $ 1,252,662
   Impairment of oil and gas properties              179,200          179,200
   Less:  Valuation allowance                     (2,033,406)      (1,419,041)
                                                 -----------      -----------

                                                      12,446           12,821

Deferred tax liability -
   Partnership investments basis differences          12,446           12,821
                                                 -----------      -----------

Net deferred taxes                               $        --      $        --
                                                 ===========      ===========

     At December 31, 1999, the Company had net operating loss carryforwards of approximately $4,666,000 which, if unused, will expire during the years 2009 through 2019.

     The Company's income tax provision for the years ended December 31, 1999 and 1998 differs from the amount computed by applying the statutory federal income tax rate for the following reasons:

                                                   1999           1998

Tax provision at the federal statutory rate     $(527,285)     $(787,899)
State income tax benefit                          (93,050)      (139,041)
Change in valuation allowance                     614,365        918,505
Nondeductible expenses                              5,394          5,940
Other                                                 576          2,495
                                                ---------      ---------

Total                                           $      --      $      --
                                                =========      =========

6.   RELATED PARTIES

     The Company pays a fee to the Company president based on the terms of a "Guaranty Fee Agreement". Under the agreement he receives an annual fee for guaranteeing the Company debt equal to the greater of $15,000 or 3% of the guaranteed debt. During 1999 and 1998, this fee was approximately $16,000 and $35,000, respectively.

     The Company incurs fees for accounting and consulting services provided by a firm in which a board member of the Company is a partner. Such amounts incurred during 1999 and 1998 were $4,934 and $10,407, respectively. The Company also incurs fees for business advisory services by a firm affiliated with this board member. Such amounts incurred for 1999 and 1998 were $36,000 and $36,000, respectively.

     Pursuant to an agreement signed in February 1996, a director of the Company will provide evaluation and reservoir engineering services to the Company in exchange for an amount equal to a percentage of the net revenue interest of a certain well less a percentage of the lease operating expenses attributable to that well. The Company did not utilize the engineering services during 1999 or 1998 and no amounts were expensed under this agreement. In addition, a company affiliated with this director provides well operation services to the Company. Expenses incurred by the Company for these services in 1999 and 1998 were $19,560 and $7,114, respectively.

7.   STOCK OPTION PLANS

     The Company established the Pan Western Energy Corporation 1992 Directors Stock Option Plan (the "Directors Plan") under which non-employee directors of the Company may be granted options to purchase shares of common stock. The Directors Plan provides that the option price shall be the fair value of the common stock at the date granted. Options are exercisable for 10 years and 30 days from date granted. At December 31, 1999 and 1998, options covering 117,500 shares were available for grant, and options covering 32,500 shares were granted and exercisable. Of the options outstanding at December 31, 1999, 7,500 were granted in July 1993 at $1.30 per share, and 25,000 were granted in January 1997 at $1.40 per share.

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

     In July 1993, the board of directors approved the grant of options to the Company's president to acquire 7,500 shares of common stock at $1.30 per share (the estimated fair value at the date granted). These options are exercisable at any time up to ten years from the date of grant. On January 21, 1997, the board of directors approved the grant of options to certain executive officers to acquire 570,000 shares of the Company's common stock at $1.40 per share (the estimated fair value at the date granted). During 1999, an executive officer of the Company resigned and 80,000 of these options were canceled. These options vest at 40% on date of grant; 30% one year from date of grant; and the remaining 30% two years from date of grant. These options were not granted pursuant to the existing Employee Plan.

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

     A summary of the status of the Company's stock option plans and the options granted outside the existing plans as of December 31, 1999 and 1998, and changes during the years then ended is presented below:

                                              1999                     1998
                                     ----------------------   -----------------------
                                                   WEIGHTED                 WEIGHTED
                                                    AVERAGE                  AVERAGE
                                                   EXERCISE                 EXERCISE
                                       SHARES        PRICE      SHARES        PRICE

Outstanding at Beginning of Year      610,000      $   1.40    642,500      $   1.40

Granted                                    --         --       221,436          0.05

Exercised                                  --         --      (221,436)        (0.05)

Canceled                              (80,000)        (1.40)   (32,500)        (1.38)
                                     --------      --------   --------      --------

Outstanding at End of Year            530,000      $   1.40    610,000      $   1.40
                                     ========      ========   ========      ========

     The following table summarizes information about stock options outstanding at December 31, 1999:

               NUMBER
RANGE OF     OUTSTANDING             WEIGHTED
EXERCISE   AT DECEMBER 31,       AVERAGE REMAINING       WEIGHTED AVERAGE
 PRICES         1999          CONTRACTUAL LIFE (YEARS)    EXERCISE PRICE
--------   ---------------    ------------------------   ----------------

$   1.30        15,000                  3                    $   1.30
$   1.40       515,000                  7                    $   1.40

     At December 31, 1999, 530,000 of the options outstanding are exercisable.

     The Company applies Accounting Principles Board Opinion No. 25 in accounting for the stock options. Had compensation cost been determined based on the fair value at the grant dates for awards consistent with the method described in SFAS No. 123, the Company's net loss and net loss per share for the years ended December 31, 1999 and 1998 would have been increased to the pro forma amounts indicated below:

                                         1999              1998

Net loss - as reported               $(1,550,838)     $  (2,317,394)
                                     ===========      =============

Net loss - pro forma                 $(1,590,354)     $  (2,391,265)
                                     ===========      =============

Net loss per share - as reported     $     (0.43)     $       (0.66)
                                     ===========      =============

Net loss per share - pro forma       $     (0.44)     $       (0.68)
                                     ===========      =============

     The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for options granted in 1997: no dividend yield, expected lives of six years, and risk free interest rate of 6.25%. Volatility was not considered since the Company's common stock has been publicly traded for only a short period of time, during which time trading volumes were minimal. The estimated fair value of options granted during 1997 was $0.43 per share.

8.   STOCK PURCHASE WARRANTS

     As part of the Credit Agreement (see Note 4), the Company issued 400,000 warrants to the Lender, including 200,000 warrants issued when the Credit Agreement was amended and restated on August 1, 1998. These warrants are exercisable at any time at $2 per share and expire on June 30, 2003. Management determined that these warrants had no fair value at the date of issuance.

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

9.   STOCKHOLDERS' EQUITY

     During 1997, the Company issued 33,000 shares of its common stock in connection with a $300,000 borrowing. The shares were valued at $2 per share, which was the estimated fair value at the date of issuance and $66,000 was expensed as a loan fee. During 1998, the Company borrowed an additional $300,000 from the same lender and issued an additional 33,000 shares of its common stock. The shares were valued at $1.50 per share, which was the estimated fair value at the date of issuance, and $49,500 was expensed as a loan fee.

10.  EMPLOYEE BENEFIT PLAN

     Effective January 1, 1999, the Company established a retirement plan, the Pan Western Corporation Retirement Plan (the "401(k) Plan"), which incorporates the provisions of Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers substantially all employees who meet certain eligibility requirements as to age and length of service. The Company has elected to match 100 percent of all of the employees' contributions up to 8%. Contributions to the plan during the year ended December 31, 1999 were approximately $19,500.

11.  COMMITMENTS AND CONTINGENCIES

     The Company is involved in litigation primarily relating to claims by unsecured creditors and foreclosure action filed by the first mortgage holder on the Company's office building. Management believes that the proceeds the Company will receive from the pending sale of its office building will be adequate to pay off the outstanding mortgages on that facility. Further, management believes that the suits filed by unsecured creditors will be settled for amounts which, when aggregated with payments made to remaining unsecured creditors, will not exceed the $590,000 advance available under the Triassic credit facility. See Note 1 - Business Developments for a further discussion of these matters.

     The Company has executed employment agreements with certain executive officers, which expire on the latter of specified dates in the year 2000 or the date to which the agreement has been extended; or, in the case of the Company's president, as long as the president guarantees the Company's debt. Under the terms of these agreements, the executives will receive annual salaries aggregating $202,000. In addition, the Company's president will receive incentive compensation equal to 10% of the Company's annual pre-tax income in excess of $150,000. The other executive officers will share in a bonus pool equal to 10% of the Company's net income in excess of $100,000. In the event of the executives' termination without cause, as defined in the agreements, the Company must pay them these amounts for the remaining term of the agreements.

12.  SIGNIFICANT CUSTOMERS

     There were five purchasers in 1999, which represented approximately 40%, 17%, 10%, 10% and 9% of the Company's total revenues. There were five purchasers in 1998, which represented approximately 16%, 16%, 14%, 13% and 11% of the Company's total revenues.

13.  SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

     The following information summarizes the Company's net proved reserves of oil and gas and the present values thereof for the years ended December 31, 1999 and 1998. The information presented is based upon estimates prepared by Sycamore Resources, LLC in 1999 and Williamson Petroleum Consultants, Inc. in 1998, who were engaged to perform evaluations of the present value of estimated future net cash flows before income tax (discounted at 10%). The information was prepared in accordance with Statement of Financial Accounting Standards No. 69.

     Prices of crude oil, condensate, and gas were those prices in effect at December 31, 1999 and 1998. Estimated future production costs, which include lease operating costs and severance taxes (estimated assuming that existing economic conditions will continue over the lives of the individual leases, with no adjustment for inflation), have been deducted in arriving at the estimated future net revenues. The present value amounts should not necessarily be equated with fair market value of the Company's oil and gas reserves. All reserves are located in the United States.

     The reliability of any reserve estimate is a function of the quality of available information and of engineering interpretation and judgment. These reserves should be accepted with the understanding that subsequent drilling activities or additional information might require their revision.

     The following schedules present certain data pertaining to the Company's proved reserves at December 31, 1999 and 1998:

     Estimated quantities of proved reserves:

                                                    1999                             1998
                                       -----------------------------     -----------------------------
                                           OIL              GAS              OIL              GAS
                                           Bbls             Mcf              Bbls             Mcf
Proved reserves:
   Beginning of year                       634,605       21,145,550        1,349,623        6,251,797
   Sales and transfers of minerals
      in place                                  --               --               --               --
   Revisions of previous estimates         257,677       (3,950,927)        (669,574)      (1,569,194)
   Purchases of minerals in place               --               --              696       16,837,930
   Production                              (37,567)        (575,019)         (46,140)        (374,983)
                                       -----------      -----------      -----------      -----------

   End of year                             854,715       16,619,604          634,605       21,145,550
                                       ===========      ===========      ===========      ===========
Proved developed reserves,
   end of year                             410,197        7,961,485          486,751       11,326,719
                                       ===========      ===========      ===========      ===========



     Standardized measure of estimated discounted future net cash flows relating to proved oil and gas reserves:

                                                                       1999               1998

Future cash inflows                                                $ 50,398,242      $ 33,399,287
Future development costs                                             (3,035,260)       (3,133,517)
Future production costs                                              (8,904,547)       (5,765,018)
                                                                   ------------      ------------
Future net cash flows, before income taxes                           38,458,435        24,500,752
Future income taxes                                                 (12,535,864)       (6,736,821)
                                                                   ------------      ------------
Future net cash flows, after income taxes                            25,922,571        17,763,931
10% annual discount for estimated timing of cash flows              (13,146,451)       (9,437,359)
                                                                   ------------      ------------

Standardized measure of estimated discounted future
   net cash flows                                                  $ 12,776,120      $  8,326,572
                                                                   ============      ============

Estimated discounted future net cash flows before income taxes     $ 18,954,508      $ 11,484,354
                                                                   ============      ============

     Changes in the standardized measure of estimated discounted future net cash flows from proved oil and gas reserves:

                                                      1999               1998

Standardized measure, beginning of period         $  8,326,572      $  5,688,782
Sales of production, net of production costs          (987,337)         (508,781)
Net changes in prices and production costs           8,986,085        (3,490,236)
Purchases and sales of minerals in place, net               --         8,551,430
Changes in estimated future development costs           98,257        (1,148,942)
Revisions of previous quantity estimates            (1,993,196)       (1,979,540)
Accretion of discount                                1,148,435           857,477
Net changes in income taxes                         (3,020,605)         (271,791)
Timing and other                                       217,910           628,173
                                                  ------------      ------------

                                                  $ 12,776,121      $  8,326,572
                                                  ============      ============

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for 1999 and 1998 is as follows:

                                                                     QUARTER
                                         ---------------------------------------------------------------
                                            FIRST            SECOND           THIRD            FOURTH
                                                                                               (1) (2)
1999
Revenues                                 $   231,427      $   341,762      $   440,468      $   750,833
Operating loss                              (289,099)        (196,070)         (75,382)          (9,890)
Net loss                                    (477,414)        (411,436)        (298,662)        (363,326)
Basic and diluted net loss per share           (0.13)           (0.11)           (0.08)           (0.11)

1998
Revenues                                 $   297,459      $   193,462      $   255,491      $   485,083
Operating loss                               (83,444)        (217,389)        (279,789)      (1,274,364)
Net loss                                    (143,663)        (280,139)        (409,886)      (1,483,706)
Basic and diluted net loss per share           (0.04)           (0.08)           (0.11)           (0.43)

         (1) Operating results for the fourth quarter of 1999 include adjustments aggregating approximately $242,000 relating to an adjustment to depreciation, depletion and amortization expense based on the January 1, 2000 reserve report.

         (2) Operating results for the fourth quarter of 1998 include adjustments aggregating approximately $1,072,000 relating to an impairment loss and an adjustment to increase depreciation, depletion and amortization expense based on the January 1, 1999 reserve report.

                                     ******

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------

  27.1          Financial Data Schedule