Form 10QSB
period 2000-03-31
PAN WESTERN ENERGY CORP
filed 2000-09-18
CIK 1035168

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2000

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

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

                                    Yes      No  X
                                        ---     ---

As of March 31, 2000, 3,621,873 shares of the Registrants Common Stock, $0.01 par value, were outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         Cautionary Statement Regarding Forward-Looking Statements. In the interest of providing the Company's shareholders with certain information regarding the Company, including management's assessment of the Company's future plans and operations, certain statements set forth in this Form 10QSB contain or are based on the Company's projections or estimates of revenue, income, earnings per share and other financial items or relate to management's future plans and objectives or to the Company's future economic and financial performance. All such statements, other than statements of historical fact, contained in this Form 10QSB in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7. Subsequent Events" generally are accompanied by words such as "anticipate," "believe," "intend," "estimate," "project" or "expect" or similar statements. Such statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made pursuant to and in reliance on the safe harbor provisions of such sections.

         Although any forward-looking statements contained in this Form 10QSB or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, reasonable and expected to prove true, management is not able to predict the future with certainty and no assurance can be given that such statements will prove correct. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things: general economic and business conditions; oil and gas industry conditions and trends; volatility of oil and gas prices; product supply and demand; market competition; risks inherent in the Company's oil and gas operations; imprecision of reserve estimates; the Company's ability to replace and expand oil and gas reserves; the Company's ability to generate sufficient cash flow from operations to meet its current and future obligations; the Company's ability to access and terms of external sources of debt and equity capital; and such other risks and uncertainties described from time to time in the Company's periodic reports and filings with the Securities and Exchange Commission. These and other risks are described elsewhere in this Form 10QSB and will be described from time to time in the Company's future filings with the Securities and Exchange Commission. Accordingly, shareholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicted. In addition, forward- looking statements are based on management's knowledge and judgment as of the date of this Form 10QSB, and the Company does not intend to update any forward-looking statements to reflect events occurring or circumstances existing hereafter.

                                TABLE OF CONTENTS

Part I. Financial Information.

Item 1.

         Consolidated Balance Sheets (Unaudited) as of March 31, 2000 and as of December 31, 1999

         Consolidated Statement of Operations (Unaudited) for the three months ended March 31, 2000 and March 31, 1999

         Consolidated Statement of Changes in Stockholders' Deficiency (Unaudited) for the three months ended March 31, 2000

         Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2000 and March 31, 1999

         Notes to Unaudited Consolidated Financial Statements for the three months ended March 31, 2000 and March 31, 1999.

Item 2.

         Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information.

                          ITEM 1. FINANCIAL STATEMENTS

                         PAN WESTERN ENERGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                               March 31,
                                                                  2000            December 31,
                                                               Unaudited              1999
                                                             --------------      --------------
ASSETS
------
Current Assets:
 Cash                                                          $     19,305         $     63,052
 Restricted cash                                                    319,332              137,584
 Receivables:
  Trade, net of allowance of $39,698                                289,518              326,167
  Due from stockholder                                               28,272               28,272
  Prepaid expenses and other assets                                  97,890              106,595
  Assets held for sale                                              235,200              237,214

                                                               ------------         ------------
Total current assets                                                989,517              898,884
                                                               ------------         ------------

Property and Equipment:
 Oil and gas properties (successful efforts method)               8,200,793            8,200,792
 Other property and equipment                                        92,293              113,592
                                                               ------------         ------------
                                                                  8,293,086            8,314,384
 Less accumulated depreciation and depletion                      2,797,410            2,642,284
                                                               ------------         ------------
Net property and equipment                                        5,495,676            5,672,100
                                                               ------------         ------------

Total Assets                                                   $  6,485,193         $  6,570,984
                                                               ============         ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
 Accounts payable                                              $    893,918         $    857,850
 Undistributed oil and gas revenues                                 146,905              195,768
 Due to affiliated partnerships                                      25,590               25,590
 Due to stockholder                                                  27,904               15,945
 Accrued liabilities                                                216,234              128,234
 Current portion of long term obligations                         8,452,537            8,427,917

                                                               ------------         ------------
Total current liabilities                                         9,763,088            9,651,304

Net profits overriding royalty                                      500,193              500,193

                                                               ------------         ------------
Total liabilities                                                10,263,281           10,151,497
                                                               ------------         ------------

COMMITMENTS AND CONTINGENCIES  (Note 4)

STOCKHOLDERS' DEFICIENCY:
 Preferred stock ($.05 par value; authorized 25,000,000
 shares; no shares issued or outstanding)                                 0                    0
 Common stock ($.01 par value; authorized 25,000,000
 shares; issued 4,703,123 shares)                                    47,031               47,031
 Additional paid in capital                                       1,999,372            1,999,372
Accumulated deficit                                              (5,605,509)          (5,407,934)
Treasury stock (1,081,250 shares)                                  (218,982)            (218,982)

                                                               ------------         ------------
Total stockholders' deficiency                                   (3,778,088)          (3,580,513)
                                                               ------------         ------------

Total Liabilities and Stockholders' Deficiency                 $  6,485,193         $  6,570,984
                                                               ============         ============



          See accompanying notes to consolidated financial statements.

                         PAN WESTERN ENERGY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                Three Months       Three Months
                                                   Ended              Ended
                                               March 31, 2000     March 31, 1999
                                               --------------     --------------
REVENUE:
 Oil and gas sales                               $   501,235         $   214,457
 Operating income                                     16,297              16,970
                                                 -----------         -----------
                                                     517,532             231,427
                                                 -----------         -----------
OPERATING EXPENSES:
 Lease operating                                     118,195             153,986
 Salaries and wages                                   65,809             104,450
 Depreciation, depletion and amortization            178,438             119,637
 General and administrative                           86,246             142,453
                                                 -----------         -----------
                                                     448,688             520,526
                                                 -----------         -----------
OPERATING INCOME (LOSS)                               68,844            (289,099)
                                                 -----------         -----------
OTHER INCOME (EXPENSE):
 Loss from rental operations, net                     (2,929)             (4,021)
 Gain on sale of assets, net                           6,500                   0
 Interest income                                           0               1,475
 Interest expense                                   (269,990)           (185,769)
                                                 -----------         -----------
                                                    (266,419)           (188,315)
                                                 -----------         -----------
NET LOSS                                         $  (197,575)        $  (477,414)
                                                 ===========         ===========
NET LOSS PER SHARE                               $     (0.05)        $     (0.13)
                                                 ===========         ===========
Weighted average common shares                     3,621,873           3,621,873
                                                 ===========         ===========


          See accompanying notes to consolidated financial statements.

                         PAN WESTERN ENERGY CORPORATION

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                   (UNAUDITED)

                                                     Additional                                    Total
                                         Common        Paid-In     Accumulated     Treasury    Stockholders'
                                         Stock         Capital       Deficit         Stock       Deficiency
                                     -------------------------------------------------------------------------
Balances, December 31, 1999        $    47,031        $ 1,999,372        $(5,407,934)        $  (218,982)        $(3,580,513)

Net loss                                                                    (197,575)                               (197,575)
                                   -----------        -----------        -----------         -----------         -----------
Balances, March 31, 2000           $    47,031        $ 1,999,372        $(5,605,509)        $  (218,982)        $(3,778,088)
                                   ===========        ===========        ===========         ===========         ===========






          See accompanying notes to consolidated financial statements.

                         PAN WESTERN ENERGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                 Three Months      Three Months
                                                                    Ended             Ended
                                                                  March 31,          March 31,
                                                                     2000              1999
                                                                 ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                          $(197,575)        $(477,414)
 Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation, depletion and amortization                           178,438           119,637
  Amortization of debt discount                                       32,410            22,041
  Gain on sale of assets, net                                         (6,500)                0
  (Increase) decrease in receivables                                  36,649            85,348
  (Increase) decrease in prepaid expenses and other assets             8,705            (4,358)
  (Increase) decrease in other assets                                      0             9,411
  Increase (decrease) in accounts payable                             36,068          (176,867)
  Increase (decrease) in due to stockholder                           11,959                 0
  Increase (decrease) in accrued liabilities                          88,000            19,241
  Increase (decrease) in undistributed oil and gas revenues          (48,863)          (56,676)
                                                                   ---------         ---------
Net cash provided by (used in) operating activities                  139,291          (459,637)
                                                                   ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                      0          (415,501)
 Proceeds from the disposal of other property and equipment            6,500                 0
                                                                   ---------         ---------
Net cash provided by (used in) investing activities                    6,500          (415,501)
                                                                   ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from long-term debt                                              0           844,252
 Repayment of long-term debt                                          (7,790)         (107,147)
 Decrease (increase) in restricted cash                             (181,748)          145,562
                                                                   ---------         ---------
Net cash provided by (used in) financing activities                 (189,538)          882,667
                                                                   ---------         ---------

NET INCREASE  (DECREASE) IN CASH                                     (43,747)            7,529

CASH, BEGINNING OF PERIOD                                             63,052             5,863
                                                                   ---------         ---------

CASH, END OF PERIOD                                                $  19,305         $  13,392
                                                                   =========         =========


SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                                     $ 152,568         $ 162,287
                                                                   =========         =========

 Income taxes paid                                                 $      --         $      --
                                                                   =========         =========





          See accompanying notes to consolidated financial statements.

                         PAN WESTERN ENERGY CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the years ended December 31, 1999 and 1998. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

(2) Business Developments. During the quarter ended March 31, 2000, the Company incurred a net loss of $197,575. At March 31, 2000, the Company had a working capital deficit of $8,773,571, and a stockholders' deficiency of $3,778,088. During the years ended December 31, 1999 and 1998, the Company incurred net losses of $1,550,838 and $2,317,394, respectively, and in 1999 and 1998 had operating cash flow deficiencies of $629,369 and $89,642, respectively. At December 31, 1999 and 1998, the Company had working capital deficits of $8,752,420 and $760,976, respectively and stockholders' deficiency of $3,580,513 and $2,029,675, respectively.

         During the fourth quarter of 1999, the Company retained Albrecth & Associates, Inc. to dispose of the Company's oil and gas properties. No offer to purchase the properties was received prior to December 31, 1999 that was sufficient to pay the Company's secured and unsecured creditors and efforts to sell the properties were discontinued.

         Operating results have negatively impacted the Company's liquidity to the extent capital resources for development of existing properties were unavailable and resulted in the Company's inability to make scheduled debt payments. As a result, on June 14, 2000, the Company entered into a series of agreements with entities that are related to each other through common ownership. The Company initially executed an agreement with its major lender, Triassic Energy

Partners, L.P. ("Triassic"), transferring substantially all of the Company's oil and gas properties to Devonian Energy Partners, L.P. ("Devonian") in lieu of a foreclosure proceeding. The oil and gas properties transferred to Devonian served as collateral for the repayment of approximately $8.9 million (including amounts advanced to pay unsecured creditors as discussed below) of non-recourse secured debt owed to Triassic by the Company. This debt was assumed by Devonian and the Company was released from its debt obligation to Triassic. The Company expects to recognize a gain of approximately $3.7 million on this extinguishment of the Triassic debt. Further, as part of the transaction, Triassic agreed to advance up to $590,000 to the Company under the existing credit facility to pay unsecured creditors. In addition, Cambrian Capital Partners, L.P. ("Cambrian") agreed to purchase from the Company the greater of 402,430 shares or 10% of the Company's outstanding common stock for $10,000. However, if the Company settles all outstanding unsecured liabilities by August 31, 2000, and completes a merger with another corporation before December 31, 2000, Cambrian will pay the Company additional consideration for this stock equal to the lesser of $250,000 or the $590,000 made available by Triassic under the credit facility less the payments made to the unsecured creditors. As of August 31, 2000, the Company had settled substantially all of the accounts payable included in the accompanying March 31, 2000 and December 31, 1999 balance sheets. The effective date of all of the transactions described above was July 31, 2000.

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

         On May 15, 2000, the Company entered into a contract with an unrelated party to sell the office building owned by the Company and used as its corporate headquarters. The contract for the building stipulates a sales price of $275,000 less a 6% commission to be paid to the real estate agent handling the sale. The first mortgage holder filed foreclosure action due to non-payment of principal and interest when due. At March 31,2000 and December 31, 1999, the net carrying value of the office building is presented as an asset held for sale in the accompanying balance sheet. The closing on the sale of the building took place on September 7, 2000. The Company realized no proceeds from the sale after repayment of the first and second mortgages, aggregating approximately $240,000, and the expenses of the sale.

         The Company's common stock was delisted from the Over-the-Counter Bulletin Board ("OTC:BB") on May 15, 2000 because of the Company's failure to comply with certain OTC:BB and Securities and Exchange Commission reporting requirements. The Company is in the process of taking the steps necessary to relist its common stock on the OTC:BB.

(3) Loss per common share. Net loss per common share for the periods presented has been computed based upon the weighted average number of shares outstanding of 3,621,873 and 3,621,873 for the three months ended March 31, 2000 and 1999, respectively.

         Outstanding stock options and warrants have not been included in the calculation for the three month periods ended March 31, 2000 and March 31, 1999 since their effect on net loss per share is anti-dilutive.

(4) Commitments and Contingencies. The Company is involved in litigation primarily related to claims by unsecured creditors and foreclosure action filed by the first mortgage holder on the Company's office building. The proceeds the Company received from the September 7, 2000 sale of its office building were adequate to repay the outstanding mortgages on that facility. Further, management believes that the suits filed by unsecured creditors will be settled for amounts which, when aggregated with payments made to remaining unsecured creditors, will not exceed the $590,000 advance available under the Triassic credit facility.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PURCHASE OF OIL AND GAS PROPERTIES.

         The Company did not make any acquisitions of oil and gas properties during the quarter ended March 31, 2000.

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

                          Three Months Ended
                               March 31,
                               ---------
                           2000         1999
                        ---------     --------
Average price:

Oil (per Bbl)           $  24.95     $  10.29
Gas (per Mcf)           $   2.29     $   1.47

Production:

Oil (Bbl)                  6,781       12,615
Gas (per Mcf)            144,674       95,414

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999.

         The net loss of the Company decreased by $279,839 from a loss of $477,414 experienced for the first quarter ended March 31, 1999 to a loss of $197,575 for the first quarter ended March 31, 2000. The reduced loss experienced is due primarily to increases in the Company's gas production and the average prices received for oil and gas production coupled with a decrease of $35,791 in lease operating expense, an increase in depreciation, depletion and amortization expense of $58,801 and a decrease of $56,207 in general and administrative expenses and a decrease in salaries and wages of $38,641.

         Oil and gas sales were $501,235 for the first quarter of 2000 as compared to $214,457 for the first quarter of 1999. This represents a increase of $286,778 which is due primarily to increased gas production and increased oil and gas prices experienced during the first quarter ended March 31, 2000 as compared to the first quarter ended March 31, 1999. Oil production for the first quarter of 2000 declined by 5,834 Bbls as compared to the first quarter of 1999 while the average price received by the Company for its oil production increased from $10.29 during the first quarter of 1999 to $24.95 during the first quarter of 2000. Gas production for the first quarter of 2000 experienced a 52% increase when compared to the first quarter of 1999. This increase is a result of gas produced on the Company's Texas Hugoton properties on which several recompletions were completed by second quarter of 1999. The average price for gas received by the Company increased to $2.29 during the first quarter of 2000 as compared to $1.47 received during the first quarter of 1999.

         Operating income declined by $673 during the three months ended March 31, 2000 to $16,297 as compared to $16,970 experienced during the three months ended March 31, 1999. This decrease is primarily attributable to overhead expenses being charged on one less well.

         Lease operating expenses, including production taxes, for the three months ended March 31, 2000 decreased $35,791 to $118,195 from $153,986 experienced during the three-month period ended March 31, 1999. Production taxes increased by $18,419 from $16,857 experienced during the quarter ended March 31, 1999 to $35,276 experienced during the quarter ended March 31, 2000. This increase is attributable to the higher taxable value of the Company's production during the first quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999. Other lease operating expense decreased by $54,210 from $137,129 during the first quarter ended March 31, 1999 to $82,919 experienced during the first quarter ended March 31, 2000. This decrease is primarily attributable to lower workover expense being incurred as well as decreased field maintenance operations being conducted during the first quarter ended March 31, 2000 as compared to the first quarter ended March 31, 1999.

         Depreciation, depletion and amortization increased to $178,438 for the three month period ended March 31, 2000 as compared to $119,637 during the three month period ended March 31, 1999. This increase is due primarily to the higher production levels for gas experienced during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999.

         General and administrative expenses decreased by $56,207 from $142,453 during the quarter ended March 31, 1999 to $86,246 during the quarter ended March 31, 2000. The decrease in these expenses is primarily attributable to having three less employees during the three months ended March 31, 2000 and other expense reductions necessitated by the cash flow restrictions experienced by the Company during the three months ended March 31, 2000. The only expense in this category to experience an increase from the comparable period ended March 31, 1999 was legal expense which increased by $8,767. Expenses in this category which declined as compared to the three months ended March 31, 1999 were as follows: accounting and audit expenses declined by $5,867, dues and subscriptions declined by $953, insurance declined by $5,343 as a result of a change in carrier, meals and entertainment declined by $7,508, office supplies declined by $1,089, postage expense declined by $777, telephone and communications expense declined by $7,408, travel expense declined by $12,888, and professional services expense declined by $20,024 as a result of a change in reservoir engineers used by the Company.

         Salaries and wages expense decreased by $38,641 from $104,450 during the first quarter ended March 31, 1999 to $65,809 during the quarter ended March 31, 2000. The decrease is attributable to having three fewer employees for the quarter ended March 31, 2000.

         Other income (expense) increased from an expense of $188,315 experienced during the quarter ended March 31, 1999 to an expense of $266,419 during the quarter ended March 31, 2000. Major changes in items included in other income and expense were as follows. Interest expense for the quarter ended March 31, 2000 amounted to $269,990 as compared to $185,769 for the quarter ended March 31, 1999. Gain on sale of assets for the quarter ended March 31, 2000 amounted to a gain of $6,500 as compared to no loss or gain on sale of assets during the first quarter ended March 31, 1999. In addition, the Company recorded no interest income in the first quarter ended March 31, 2000 as compared to interest income in the amount of $1,475 recognized in the quarter ended March 31, 1999. The increased interest expense is a result of a substantially higher level of debt incurred by the Company during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999. In addition, the prime rate on which a major portion of the Company's interest is calculated, was higher during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999.

CAPITAL RESOURCES AND LIQUIDITY.

         The Company's capital requirements related primarily to the development of oil and gas properties. In general, because the Company's oil and gas reserves are depleted by production, the success of its business strategy was dependent upon a continuous acquisition and exploration and development program that was significantly impaired as a result of the Company's inability to secure capital needed for acquisitions and development. As of March 31, 2000, the Company had a working capital deficit of $8,773,571 as compared to a working capital deficit of $8,752,420 as of December 31, 1999. During the three month period ended March 31, 2000 the Company experienced a decrease in cash of $43,747. The total long and short term debt, including the net profits overriding royalty, of the Company as of March 31, 2000 amounted to $8,952,730 as compared to $8,233,672 as of March 31, 1999 and $8,928,110 as of December 31, 1999. See "Item 7. Subsequent Events."

NEW ACCOUNTING STANDARD.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In June 2000, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS No. 138"), an amendment of SFAS No. 133, was issued. The statement, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives, at fair value, as either assets or liabilities in the statement of financial position with an offset either to shareholder's equity and comprehensive income or income depending upon the classification of the derivative. The Company has not determined the impact on its financial statements that may result from adoption of SFAS No. 133, as amended by SFAS No. 138, which is required no later than January 1, 2001.

PART II. OTHER INFORMATION.

Item 1.  Legal Proceedings.

          During 1999, the Company was a party to various legal proceedings including claims resulting from non-payment of unsecured creditors. In spite of cost cutting measures including personnel and salary reductions, the Company was unable to consistently pay a portion of its operating expenses which was the direct result of record low oil and natural gas prices during all or portions of calendar years 1997, 1998 and 1999. At this time, the Company has or is in the process of settling legal proceedings resulting from non-payment of unsecured creditor claims (also see "Item 7. Subsequent Events"). To management's knowledge, no further legal proceedings from unsecured creditors are contemplated. In addition, the Company was a party to a foreclosure action on the real estate it owned and occupied as its corporate headquarters. A contract for the sale of the building was entered into with an unrelated third party and the closing took place on September 7, 2000. The Company realized no proceeds from the sale after repayment of the first and second mortgages and the expenses of the sale.

         No director, officer or affiliate of the Company, no owner of record or beneficial owner of more than five percent of the securities of the Company, or any associate of any such director, officer or security holder, nor stockholders of IntelliReady is a party adverse to the Company or has a material interest adverse to the Company in reference to the various legal proceedings.

Item 2.  Changes in Securities.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the first quarter ended March 31, 2000 to a vote of the security holders.

Item 5.  Other Information.

                  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

                  None

         (b) Reports on Form 8-K

                  None.

Item 7. Subsequent Events.

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

         INTELLIREADY, INC. TRANSACTION. In July of 2000, IntelliReady, Inc. approached the Company concerning a possible merger of the Company and IntelliReady, Inc. IntelliReady, Inc. is a structured wiring company that provides home and commercial automation services to its clients. IntelliReady, Inc. currently operates in the Denver Metropolitan Area but expects to expand its operation into an additional metropolitan market by the end of calendar year 2000. IntelliReady, Inc. has recently raised $1,500,000 in equity through a Regulation D, Rule 506 offering pursuant to the Securities Act of 1933. IntelliReady, Inc. intends to use the proceeds of the offering to rapidly expand its operations to include providing bundled digital services and to open offices in several additional cities. Pursuant to the proposed terms of the merger, which include, among other provisions, that the Company owns certain assets at the closing date, IntelliReady, Inc. will merge into a newly created, wholly owned subsidiary of the Company in exchange for approximately 95% of the Company's common stock. The Company's board of directors approved the merger on August 29, 2000. Although this transaction was scheduled to close by August 31, 2000 and that date was not formally extended, the Company and IntelliReady, Inc. are continuing to effect a merger of the two companies.

         NON-RENEWAL OF AMOCO LICENSE. Because of the Company's inability to generate sufficient cash flows to sustain its operations at pre-1999 levels, the Company elected not to renew its licensing arrangement with Amoco. This decision was made in part based on the Company's inability to secure the capital necessary to implement the technology covered by the licensing agreement.

         SALE OF COMPANY OWNED OFFICE BUILDING. On May 15, 2000, the Company entered into a contract with an unrelated party to sell the office building owned by the Company and used as its corporate headquarters. The contract price for the building is $275,000 less a 6% commission to be paid to the real estate agency handling the sale. The closing on the sale of the building took place on September 7, 2000. The Company realized no proceeds from the sale after repayment of the first and second mortgages aggregating approximately $240,000, and the expenses of the sale.

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






                                           PAN WESTERN ENERGY CORPORATION
                                                    (Registrant)


Date: September 15, 2000                   /s/ SID L. ANDERSON
                                           -------------------
                                           Sid L. Anderson
                                           President and Director
                                           (Principal Executive Officer)



Date: September 15, 2000                   /s/ CLAYTON E. WOODRUM
                                           ----------------------
                                           Clayton E. Woodrum
                                           Executive Vice President and Director
                                           (Principal Financial Officer)


Date: September 15, 2000                   /s/ VINCENT R. KEMENDO
                                           ----------------------
                                           Vincent R. Kemendo
                                           Vice President - Finance
                                           (Principal Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
27             Financial Data Schedule