Form 10QSB
period 2000-06-30
PAN WESTERN ENERGY CORP
filed 2000-09-19
CIK 1035168

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of June 30, 2000, 3,621,873 shares of the Registrants Common Stock, $0.01 par value, were outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         Cautionary Statement Regarding Forward-Looking Statements. In the interest of providing the Company's shareholders with certain information regarding the Company, including management's assessment of the Company's future plans and operations, certain statements set forth in this Form 10QSB contain or are based on the Company's projections or estimates of revenue, income, earnings per share and other financial items or relate to management's future plans and objectives or to the Company's future economic and financial performance. All such statements, other than statements of historical fact, contained in this Form 10QSB "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7. Subsequent Events" generally are accompanied by words such as "anticipate," "believe," "intend," "estimate," "project" or "expect" or similar statements. Such statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made pursuant to and in reliance on the safe harbor provisions of such sections.

         Although any forward-looking statements contained in this Form 10QSB or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, reasonable and expected to prove true, management is not able to predict the future with certainty and no assurance can be given that such statements will prove correct. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things: general economic and business conditions; oil and gas industry conditions and trends; volatility of oil and gas prices; product supply and demand; market competition; risks inherent in the Company's oil and gas operations; imprecision of reserve estimates; the Company's ability to replace and expand oil and gas reserves; the Company's ability to generate sufficient cash flow from operations to meet its current and future obligations; the Company's ability to access and terms of external sources of debt and equity capital; and such other risks and uncertainties described from time to time in the Company's periodic reports and filings with the Securities and Exchange Commission. These and other risks are described elsewhere in this Form 10QSB and will be described from time to time in the Company's future filings with the Securities and Exchange Commission. Accordingly, shareholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicted. In addition, forward-looking statements are based on management's knowledge and judgment as of the date of this Form 10QSB, and the Company does not intend to update any forward-looking statements to reflect events occurring or circumstances existing hereafter.

                                TABLE OF CONTENTS

Part I.  Financial Information.

Item 1.

         Consolidated Balance Sheets (Unaudited) as of June 30, 2000 and as of December 31, 1999

         Consolidated Statement of Operations (Unaudited) for the three and six months ended June 30, 2000 and June 30, 1999

         Consolidated Statement of Changes in Stockholders' Deficiency (Unaudited) for the six months ended June 30, 2000

         Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2000 and June 30, 1999

         Notes to Unaudited Consolidated Financial Statements for the six months ended June 30, 2000 and June 30, 1999.

Item 2.

         Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information.

                          ITEM 1. FINANCIAL STATEMENTS

                         PAN WESTERN ENERGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                            June 30,
                                                              2000        December 31,
                                                           (Unaudited)       1999
                                                          ------------    ------------
ASSETS

Current Assets:
 Cash                                                     $     33,570    $     63,052
 Restricted cash                                               287,035         137,584
 Receivables:
  Trade, net of allowance of $39,698                           295,929         326,167
  Due from stockholder                                          28,272          28,272
  Prepaid expenses and other assets                             89,185         106,595
  Assets held for sale                                         233,185         237,214

                                                          ------------    ------------
Total current assets                                           967,176         898,884
                                                          ------------    ------------

Property and Equipment:
 Oil and gas properties (successful efforts method)          8,200,793       8,200,792
 Other property and equipment                                   92,293         113,592
                                                          ------------    ------------
                                                             8,293,086       8,314,384
 Less accumulated depreciation and depletion                 2,973,834       2,642,284
                                                          ------------    ------------
Net property and equipment                                   5,319,252       5,672,100
                                                          ------------    ------------
Other assets, net of accumulated amortization                   10,000               0
                                                          ------------    ------------

Total Assets                                              $  6,296,428    $  6,570,984
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                         $    823,680    $    857,850
 Undistributed oil and gas revenues                            148,061         195,768
 Due to affiliated partnerships                                 25,590          25,590
 Due to stockholder                                             39,862          15,945
 Accrued liabilities                                           239,697         128,234
 Current portion of long term obligations                    8,566,245       8,427,917

                                                          ------------    ------------
Total current liabilities                                    9,843,135       9,651,304

Net profits overriding royalty                                 500,193         500,193

                                                          ------------    ------------
Total liabilities                                           10,343,328      10,151,497
                                                          ------------    ------------

COMMITMENTS AND CONTINGENCIES  (Note 4)

STOCKHOLDERS' DEFICIENCY:
 Preferred stock ($.05 par value; authorized 25,000,000
 shares; no shares issued or outstanding)                            0               0
 Common stock ($.01 par value; authorized 25,000,000
 shares; issued 4,703,123 shares)                               47,031          47,031
 Additional paid in capital                                  1,999,372       1,999,372
Accumulated deficit                                         (5,874,321)     (5,407,934)
Treasury stock (1,081,250 shares of common stock)             (218,982)       (218,982)

                                                          ------------    ------------
Total stockholders' deficiency                              (4,046,900)     (3,580,513)
                                                          ------------    ------------

Total Liabilities and Stockholders' Deficiency            $  6,296,428    $  6,570,984
                                                          ============    ============

     See accompanying notes to unaudited consolidated financial statements.
                                        4

                         PAN WESTERN ENERGY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                            Three Months Ended June 30,       Six Months Ended June 30,
                                            ----------------------------    ----------------------------
                                                2000            1999            2000            1999
                                            ------------    ------------    ------------    ------------
REVENUE:
 Oil and gas sales                          $    455,503    $    325,069    $    956,738    $    539,526
 Operating income                                 16,303          16,693          32,600          33,663
                                            ------------    ------------    ------------    ------------
                                                 471,806         341,762         989,338         573,189
                                            ------------    ------------    ------------    ------------

OPERATING EXPENSES:
 Lease operating                                  96,637         154,483         214,832         308,469
 Salaries and wages                               65,309         102,950         131,118         207,400
 Depreciation, depletion and amortization        178,439         119,637         356,877         239,273
 General and administrative                      119,965         160,762         206,211         303,215
                                            ------------    ------------    ------------    ------------
                                                 460,350         537,832         909,038       1,058,357
                                            ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS)                           11,456        (196,070)         80,300        (485,168)
                                            ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
 Loss from rental operations, net                 (1,205)         (7,162)         (4,134)        (11,184)
 Gain on sale of assets, net                           0               0           6,500               0
 Interest income                                       0               0               0           1,475
 Interest expense                               (279,063)       (208,204)       (549,053)       (393,973)
                                            ------------    ------------    ------------    ------------
                                                (280,268)       (215,366)       (546,687)       (403,682)
                                            ------------    ------------    ------------    ------------
                                            ------------    ------------    ------------    ------------



NET LOSS                                    $   (268,812)   $   (411,436)   $   (466,387)   $   (888,850)
                                            ============    ============    ============    ============

NET LOSS PER SHARE                          $      (0.07)   $      (0.11)   $      (0.13)   $      (0.25)
                                            ============    ============    ============    ============

Weighted average common shares                 3,621,873       3,621,873       3,621,873       3,621,873
                                            ============    ============    ============    ============

      See accompanying notes to unaudited consolidated financial statements.

                         PAN WESTERN ENERGY CORPORATION

         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                  (UNAUDITED)



                                              Additional                                        Total
                                 Common         Paid-In      Accumulated      Treasury      Stockholders'
                                 Stock          Capital        Deficit          Stock        Deficiency
                              ------------   ------------   ------------    ------------    ------------
Balances, December 31, 1999   $     47,031   $  1,999,372   $ (5,407,934)   $   (218,982)   $ (3,580,513)
Net loss                                                        (466,387)                       (466,387)
                              ------------   ------------   ------------    ------------    ------------

Balances, June 30, 2000       $     47,031   $  1,999,372   $ (5,874,321)   $   (218,982)   $ (4,046,900)
                              ============   ============   ============    ============    ============



























     See accompanying notes to unaudited consolidated financial statements.
                                        6

                         PAN WESTERN ENERGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                               Six Months       Six Months
                                                                  Ended           Ended
                                                                June 30,         June 30,
                                                                  2000             1999
                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                     $   (466,387)   $   (888,850)
 Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation, depletion and amortization                         356,877         239,273
  Amortization of debt discount                                     64,820          41,053
  (Gain) loss on sale of assets, net                                (6,500)              0
  (Increase) decrease in receivables                                30,238          82,756
  (Increase) decrease in prepaid expenses and other assets          17,410          (4,849)
  (Increase) decrease in other assets                              (10,000)         17,409
  Increase (decrease) in accounts payable                          (34,170)         (7,880)
  Increase (decrease) in due to stockholder                         23,917               0
  Increase (decrease) in accrued liabilities                       111,463         229,420
  Increase (decrease) in undistributed oil and gas revenues        (47,707)        (52,255)
                                                              ------------    ------------
Net cash provided by (used in) operating activities                 39,961        (343,923)
                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                    0        (560,546)
 Proceeds from the disposal of other property and equipment          6,500               0
                                                              ------------    ------------
Net cash provided by (used in) investing activities                  6,500        (560,546)
                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt                                       81,298       1,097,646
 Repayment of long-term debt                                        (7,790)       (108,368)
 Decrease (increase) in restricted cash                           (149,451)        (89,415)
                                                              ------------    ------------
Net cash provided by (used in) financing activities                (75,943)        899,863
                                                              ------------    ------------

NET DECREASE IN CASH                                               (29,482)         (4,606)

CASH, BEGINNING OF PERIOD                                           63,052           5,863
                                                              ------------    ------------

CASH, END OF PERIOD                                           $     33,570    $      1,257
                                                              ============    ============


SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                                $    381,595    $    179,553
                                                              ============    ============

 Income taxes paid                                            $       --      $       --
                                                              ============    ============

















     See accompanying notes to unaudited consolidated financial statements.
                                        7

                         PAN WESTERN ENERGY CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

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


(2) Business Developments. During the six months ended June 30, 2000, the Company incurred a net loss of $466,387. At June 30, 2000, the Company had a working capital deficit of $8,875,959, and a stockholders' deficiency of $4,046,900. During the years ended December 31, 1999 and 1998, the Company incurred net losses of $1,550,838 and $2,317,394, respectively, and in 1999 and 1998 had operating cash flow deficiencies of $629,369 and $89,642, respectively. At December 31, 1999 and 1998, the Company had working capital deficits of $8,752,420 and $760,976, respectively and stockholders' deficiency of $3,580,513 and $2,029,675, respectively.

         During the fourth quarter of 1999, the Company retained Albrecth & Associates, Inc. to dispose of the Company's oil and gas properties. No offer to purchase the properties was received prior to December 31, 1999 that was sufficient to pay the Company's secured and unsecured creditors and efforts to sell the properties were discontinued.

         Operating results have negatively impacted the Company's liquidity to the extent capital resources for development of existing properties were unavailable and resulted in the Company's inability to make scheduled debt payments. As a result, on June 14, 2000, the Company entered into a series of agreements with entities that are related to each other through common ownership. The Company initially executed an agreement with its major lender, Triassic Energy Partners, L.P. ("Triassic"), transferring substantially all of the Company's oil and gas properties to Devonian Energy Partners, L.P. ("Devonian") in lieu of a foreclosure proceeding. The oil and gas properties transferred to Devonian served as collateral for the repayment of approximately $8.9 million (including amounts advanced to pay unsecured creditors as discussed below) of non-recourse secured debt owed to Triassic by the Company. This debt was assumed by Devonian and the Company was released from its debt obligation to Triassic. The Company expects to recognize a gain of approximately $3.7 million on this extinguishment of the Triassic debt. Further, as part of the transaction, Triassic agreed to advance up to $590,000 to the Company under the existing credit facility to pay unsecured creditors. In addition, Cambrian Capital Partners, L.P. ("Cambrian") agreed to purchase from the Company the greater of 402,430 shares or 10% of the Company's outstanding common stock for $10,000. However, if the Company settles all outstanding unsecured liabilities by August 31, 2000, and completes a merger with another corporation before December 31, 2000, Cambrian will pay the Company additional consideration for this stock equal to the lesser of $250,000 or the $590,000 made available by Triassic under the credit facility less the payments made to the unsecured creditors. As of August 31, 2000, the Company had settled substantially all of the accounts payable included in the accompanying June 30, 2000 and December 31, 1999 balance sheets. The effective date of all of the transactions described above was July 31, 2000.

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

         On May 15, 2000, the Company entered into a contract with an unrelated party to sell the office building owned by the Company and used as its corporate headquarters. The contract for the building stipulates a sales price of $275,000 less a 6% commission to be paid to the real estate agent handling the sale. The first mortgage holder filed foreclosure action due to non-payment of principal and interest when due. The closing on the sale of the building took place on

September 17, 2000. The Company realized no proceeds from the sale after repayment of the first and second mortgages, aggregating approximately $240,000, and the expenses of the sale. At June 30, 2000 and December 31, 1999, the net carrying value of the office building is presented as an asset held for sale in the accompanying balance sheet.

         The Company's common stock was delisted from the Over-the-Counter Bulletin Board ("OTC:BB") on May 15, 2000 because of the Company's failure to comply with certain OTC:BB and Securities and Exchange Commission reporting requirements. The Company is in the process of taking the steps necessary to relist its common stock on the OTC:BB.

(3) Loss per common share. Net loss per common share for the periods presented has been computed based upon the weighted average number of shares outstanding of 3,621,873 and 3,621,873 for the six months ended June 30, 2000 and 1999, respectively and 3,621,873 and 3,621,873 for the three months ended June 30, 2000 and 1999, respectively.

         Outstanding stock options and warrants have not been included in the calculation for the three and six month periods ended June 30, 2000 and June 30, 1999 since their effect on net loss per share is antidilutive.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PURCHASE OF OIL AND GAS PROPERTIES.

         The Company did not make any acquisitions of oil and gas properties during the quarter ended June 30, 2000.

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


                                     Three Months Ended                    Six Months Ended
                                           June 30                               June 30
                                  -------------------------             -----------------------
                                    2000             1999                 2000           1999
                                  --------        ---------             --------       --------
Average price:

   Oil (per Bbl)                  $  26.97        $   15.04             $  25.94       $  12.48
   Gas (per Mcf)                  $   2.40        $    1.37             $   2.34       $   1.41

Production:

   Oil (Bbl)                         6,503           10,815               13,284         23,430
   Gas (Mcf)                       116,714          118,865              261,388        214,279




THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999.

         The net loss of the Company decreased by $142,624 from a loss of $411,436 experienced for the second quarter ended June 30, 1999 to a loss of $268,812 for the second quarter ended June 30, 2000. The reduced loss experienced is due primarily to increases in the average prices received for oil and gas production coupled with a decrease of $57,846 in lease operating expense, an increase in depreciation, depletion and amortization expense of $58,802, a decrease of $40,797 in general and administrative expenses and a decrease in salary and wages of $37,641.

         Oil and gas sales were $455,503 for the second quarter of 2000 as compared to $325,069 for the second quarter of 1999. This represents an increase of $130,434 which is due primarily to increased prices experienced during the second quarter ended June 30, 2000 as compared to the second quarter ended June 30, 1999. Oil production for the second quarter of 2000 was down as compared to the second quarter of 1999 while the average price received by the Company for its oil production increased from $15.04 during the second quarter of 1999 to $26.97 during the second quarter of 2000. Gas production for the second quarter of 2000 was relatively flat when compared to the second quarter of 1999. The average price for gas received by the Company increased to $2.40 during the second quarter of 2000 as compared to $1.37 received during the second quarter of 1999.

         Operating income declined by $390 during the three months ended June 30, 2000 to $16,303 as compared to $16,693 experienced during the three months ended June 30, 1999. This decrease is primarily attributable to overhead expenses being charged to one less well that is operated by the Company.

         Lease operating expenses, including production taxes, for the three months ended June 30, 2000 decreased $57,846 to $96,637 from $154,483 experienced during the period ended June 30, 1999. Production taxes increased by $15,287 from $15,616 experienced during the quarter ended June 30, 1999 to $30,903 experienced during the quarter ended June 30, 2000. This increase is attributable to the higher taxable value of the Company's production during the second quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999. Other lease operating expense decreased by $73,133 from $138,867 during the second quarter ended June 30, 1999 to $65,734 experienced during the second quarter ended June 30, 2000. This decrease is primarily attributable to lower workover expense being incurred as well as decreased field maintenance operations being conducted during the second quarter ended June 30, 2000 as compared to the second quarter ended June 30, 1999.

         Depreciation, depletion and amortization increased to $178,439 for the three-month period ended June 30, 2000 as compared to $119,637 during the three-month period ended June 30, 1999. This increase is due primarily to the higher production levels on the Company's Texas Hugoton properties during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999.

         Salaries and wages expense decreased by $37,641 from $102,950 during the second quarter ended June 30, 1999 to $65,309 during the quarter ended June 30, 2000. The decrease is attributable to having three fewer employees during the quarter ended June 30, 2000.

         General and administrative expenses decreased by $40,797 from $160,762 during the quarter ended June 30, 1999 to $119,965 during the quarter ended June 30, 2000. The decrease in these expenses is primarily attributable to having three less employees during the three months ended June 30, 2000 and other expense reductions necessitated by the cash flow restrictions experienced by the Company during the three months ended June 30, 2000. Expenses in this category which experienced significant decreases included travel expense which declined by $13,710, and telephone and communications expense which decreased by $7,210. In addition, professional services expense declined by $12,723 due to a change in the reservoir engineering firm used by the Company during the quarter ended June 30, 2000 and, insurance expense declined by $7,758 which was reduced due to a change in insurance carriers.

         Other income (expense) increased from an expense of $215,366 experienced during the quarter ended June 30, 1999 to an expense of $280,268 the quarter ended June 30, 2000. Major changes in items included in other income and expense were as follows. Interest expense for the quarter ended June 30, 2000 amounted to $279,063 as compared to $208,204 for the quarter ended June 30, 1999. The increased interest expense is a result of a substantially higher level of debt incurred by the Company during the quarter ended June 30, 2000 as well as higher interest rates on the Company's floating rate debt as compared to the quarter ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999.

         The net loss of the Company decreased by $422,463 from a loss of $888,850 experienced for the six months ended June 30, 1999 to a loss of $466,387 for the six months ended June 30, 2000. The decreased loss experienced is due primarily to the net effect of increased oil and gas sales revenues, decreased operating expenses and increased interest expense.

         Oil and gas sales were $956,738 for the six months ended June 30, 2000 as compared to $539,526 for the first six months of 1999. This represents an increase of $417,212 which was primarily attributable increased prices for both oil and gas. Oil production for the first six months of 2000 decreased by 43% while the average price received increased to $25.94 as compared to $12.48 for the first six months of 1999. The decrease in oil production was primarily a result of a loss of a well on the Company's Borden County, Texas properties which occurred in the fourth quarter of 1999. Gas production for the six months ended June 30, 2000 experienced a 22% increase when compared to the six months ended June 30, 1999 while the average price received for gas production increased from $1.41 received during the six months ended June 30, 1999 to $2.34 received during the six months ended June 30, 2000.

         Operating income declined by $1,063 during the six months ended June 30, 2000 to $32,600 as compared to $33,663 experienced during the six months ended June 30, 1999. This decrease is primarily attributable to overhead expenses being charged to one less well which was operated by the Company.

         Lease operating expenses, including production taxes, for the six months ended June 30, 2000 decreased $93,637 to $214,832 from $308,469 experienced during the period ended June 30, 1999. Production taxes increased by $33,707 from $32,472 experienced during the six months ended June 30, 1999 to $66,179 experienced during the six months ended June 30, 2000. This increase is attributable to the higher taxable value of the Company's production during the six months ended June 30, 2000 as compared to the six-month period ended June 30, 1999. Other lease operating expense decreased by $127,343 from $275,996 during the six months ended June 30, 1999 to $148,653 experienced during the six months ended June 30, 2000. This decrease is primarily attributable to decreased workover and field maintenance operations being conducted during the six months ended June 30, 2000 as compared to the six-month period ended June 30, 1999.

         Depreciation, depletion and amortization increased to $356,877 for the six-month period ended June 30, 2000 as compared to $239,273 during the six-month period ended June 30, 1999. This increase is due primarily to the higher production levels for gas experienced during the six months ended June 30, 2000 as compared to the six month period ended June 30, 1999 coupled with an increased oil and gas property asset amount.

         Salaries and wages expense decreased by $76,282 from $207,400 during the six months ended June 30, 1999 to $131,118 during the six months ended June 30, 2000. The decrease is attributable to having three less employees during the six months ended June 30, 2000.

         General and administrative expenses declined by $97,004 from $303,215 during the six months ended June 30, 1999 to $206,211 during the six months ended June 30, 2000. The decrease in these expenses was primarily attributable to having three fewer employees and other expense reductions necessitated by cash flow restrictions experienced by the Company during the six months ended June 30, 2000. Expenses which experienced significant decreases included travel expense which declined by $24,444, meals and entertainment expense which decreased by $15,320, accounting and audit expense which declined by $22,247, transportation expense which declined by $2,747, dues and subscriptions expense which declined by $1,203, office supplies expense which declined by $2,612, postage and courier expense which declined by $1,780, and telephone and communications expense which decreased by $15,500. In addition, insurance expense declined by $12,673 which was reduced due to a change in insurance carriers during the six months ended June 30, 2000.

         Other income (expense) increased from an expense of $403,682 experienced during the six months ended June 30, 1999 to an expense of $546,687 during the six months ended June 30, 2000. Interest expense for the six months ended June 30, 1999 amounted to $393,073 as compared to $549,053 for the six months ended June 30, 2000. This increase is attributable to the higher level of total debt as of June 30, 2000 as compared to June 30, 1999 as well as the higher interest rate charged on the Company's floating rate debt. In addition, during the six months ended June 30, 2000, the Company reported a loss from rental operations of $4,134 as compared to a loss of $11,184 realized during the six months ended June 30, 1999. During the six months ended June 30, 1999, the Company realized no gain on sale of assets as compared to a gain of $6,500 during the six months ended June 30, 2000. Also, during the six months ended June 30, 1999, the Company recognized $1,475 in interest income as compared to none recognized during the six month period ended June 30, 2000.

CAPITAL RESOURCES AND LIQUIDITY.

         The Company's capital requirements related primarily to the development of oil and gas properties. In general, because the Company's oil and gas reserves are depleted by production, the success of its business strategy was dependent upon a continuous acquisition and exploration and development program that was significantly impaired as a result of the Company's inability to secure capital needed for acquisitions and development. As of June 30, 2000, the Company had a working capital deficit of $8,875,959 as compared to a working capital deficit of $8,752,420 as of December 31, 1999. During the six-month period ended June 30, 2000 the Company experienced a decrease in cash of $29,482. The total long and short-term debt, including the net profits overriding royalty, of the Company as of June 30, 2000 amounted to $9,066,438 as compared to $8,501,869 as of June 30, 1999 and $8,928,110 as of December 31, 1999. See "Item 7. Subsequent Events".

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

PART II. OTHER INFORMATION.

Item 1.  Legal Proceedings.

         During 1999, the Company was a party to various legal proceedings including claims resulting from non-payment of unsecured creditors. In spite of cost cutting measures including personnel and salary reductions, the Company was unable to consistently pay a portion of its operating expenses which was the direct result of record low oil and natural gas prices during all or portions of calendar years 1997, 1998 and 1999. At this time, the Company has or is in the process of settling legal proceedings resulting from non-payment of unsecured creditors claims (also see "Item 7. Subsequent Events"). To management's knowledge, no further legal proceedings from unsecured creditors are contemplated. In addition, the Company was a party to a foreclosure action on the real estate it owned and occupied as its corporate headquarters. A contract for the sale of the building was entered into with an unrelated third party and the closing took place on September 7, 2000. The Company realized no proceeds from the sale after repayment of the first and second mortgages and the expenses of the sale.

         No director, officer or affiliate of the Company, no owner of record or beneficial owner of more than five percent of the securities of the Company, or any associate of any such director, officer or security holder, nor stockholders of IntelliReady is a party adverse to the Company or has a material interest adverse to the Company in reference to the various legal proceedings.

Item 2.  Changes in Securities.

         The Company's common stock was delisted from the Over-the-Counter:
Bulletin Board ("OTC:BB") on May 15, 2000 because of the Company's failure to comply with Rule 15c2-11. The Company is in the process of taking the steps necessary to get its common stock listed again on OTC:BB. It is anticipated this process will be completed by September 30, 2000.

Item 3.  Defaults Upon Senior Securities.

                  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

          No matter was submitted during the second quarter ended June 30, 2000 to a vote of the security holders.

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

                                           PAN WESTERN ENERGY CORPORATION
                                                     (Registrant)


Date: September 15, 2000                   /s/ SID L. ANDERSON
                                           -----------------------------
                                           Sid L. Anderson
                                           President and Director
                                           (Principal Executive Officer)


Date: September 15, 2000                   /s/ CLAYTON E. WOODRUM
                                           -----------------------------
                                           Clayton E. Woodrum
                                           Executive Vice President and Director
                                           (Principal Financial Officer)


Date: September 15, 2000                   /s/ VINCENT R. KEMENDO
                                           -----------------------------
                                           Vincent R. Kemendo
                                           Vice President - Finance
                                           (Principal Accounting Officer)

                                 EXHIBIT INDEX





EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------

27                            Financial Data Schedule