Form 10QSB
period 2000-09-30
PAN WESTERN ENERGY CORP
filed 2000-11-20
CIK 1035168

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

                         Commission file number: 0-22349

           INTELLIREADY, INC. (f/k/a) PAN WESTERN ENERGY CORPORATION
               (Exact name of registrant as specified in charter)


         Oklahoma                                                 73-1130486
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

  1390 South Potomac, Suite 136 Aurora, Colorado                    80012
    (Address of principal executive offices)                      (Zip Code)

                                 (303) 755-2400
               Registrants' telephone number, including area code
                                 Former Address

                1850 South Boulder Avenue, Tulsa, Oklahoma, 74119

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [ ]


As of September 30, 2000, 4,024,303 shares of the Registrants Common Stock, $0.01 par value, were outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         Cautionary Statement Regarding Forward-Looking Statements. In the interest of providing the Company's shareholders with certain information regarding the Company, including management's assessment of the Company's future plans and operations, certain statements set forth in this Form 10QSB contain or are based on the Company's projections or estimates of revenue, income, earnings per share and other financial items or relate to management's future plans and objectives or to the Company's future economic and financial performance. All such statements, other than statements of historical fact, contained in this Form 10QSB "Item 2 Management's Discussion at Analysis of Financial Condition and Results of Operating" and "Item 7. subsequent Events" generally are accompanied by words such as "anticipate," "believe," "intend," "estimate," "project" or "expect" or similar statements. Such statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made pursuant to and in reliance on the safe harbor provisions of such sections.

         Although any forward-looking statements contained in this Form 10QSB or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, reasonable and expected to prove true, management is not able to predict the future with certainty and no assurance can be given that such statements will prove true, management is not able to predict the future with certainty and no assurance can be given that such statements will prove correct. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things: general economic and business conditions; industry conditions and trends; volatility of prices; product supply and demand; market competition; risks inherent in the Company's operations; imprecision of reserve estimates; the Company's ability to replace and expand its business; the Company's ability to generate sufficient cash flow from operations to meet its current and future obligations; the Company's ability to access and terms of external sources of debt and equity capital; such other risks and uncertainties described from time to time in the Company's periodic reports and filings with the Securities and Exchange Commission. These and other risks are described elsewhere in this Form 10QSB and will be described from time to time in the Company's future filings with the Securities and Exchange Commission. Accordingly, shareholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicted. In addition. Forward-looking statements are based on management's knowledge and judgment as of the date of this Form 10QSB, and the Company does not intend to update any forward-looking statements to reflect events occurring or circumstances existing hereafter.

                                TABLE OF CONTENTS

 Item 1.

         Consolidated Balance Sheets (Unaudited) as of September 30, 2000 and as of December 31, 1999

         Consolidated Statement of Operations (Unaudited) for the three and nine months ended September 30, 2000 and September 30, 1999

         Consolidated Statement of Changes in Stockholders' Equity (Deficiency)(Unaudited) for the nine months ended September 30, 2000

         Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2000 and September 30, 1999

         Notes to Unaudited Consolidated Financial Statements for the nine months ended September 30, 2000 and September 30, 1999

Item 2.

         Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

                          ITEM 1. FINANCIAL STATEMENTS
                         PAN WESTERN ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                  Sept. 30      December 31,
                                                                    2000            1999
ASSETS                                                           (Unaudited)       Audited
Current Assets:
 Cash                                                           $     12,454    $     63,052
 Restricted cash                                                     230,999         137,584
 Receivables
  Trade net of allowance of $139,698 at 12/31/99
  And $0 at 9/30/2000                                                   --           326,167
  Due from stockholder                                                  --            28,272
  Prepaid expenses and other assets                                   15,000         106,595
  Assets held for sale                                                  --           237,214
                                                                ------------    ------------
Total current assets                                                 258,453         898,884
                                                                ------------    ------------

Property and Equipment:
 Oil and gas properties (successful efforts method)                     --         8,200,792
 Other property and equipment                                           --           113,592
                                                                ------------    ------------
                                                                        --         8,314,384
 Less accumulated depreciation and depletion                            --         2,642,284
                                                                ------------    ------------
 Net property and equipment                                             --         5,672,100
                                                                ------------    ------------
 Other long term assets, net of accumulated amortization              10,000            --
                                                                ------------    ------------
 Total Assets                                                   $    258,453    $  6,570,984
                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                               $     69,149    $    857,850
 Undistributed oil and gas revenues                                     --           195,768
 Due to affiliated partnerships                                         --            25,590
 Due to stockholder                                                                   15,945
 Accrued liabilities                                                    --           128,234
 Current portion of long term obligations                               --         8,427,917
                                                                ------------    ------------
Total current liabilities                                             69,149       9,651,304

Net profits overriding royalty                                          --           500,193
                                                                ------------    ------------
Total liabilities                                                     69,149      10,151,497
                                                                ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
 Preferred stock ($.05 par value; authorized 25,000,000
 shares, no shares issued or outstanding)                               --              --
Common stock ($.01 par value; authorized 25,000,000 shares
issued 4,703,123 shares at 12/31/1999 and 5,105,553 shares at         51,055          47,031
9/30/2000
 Additional paid in capital                                        2,226,347       1,999,372
 Accumulated deficit                                              (1,869,116)     (5,407,934)
 Treasury stock (1,081,250 shares of common stock)                  (218,982)       (218,982)
                                                                ------------    ------------
 Total stockholders' equity (deficiency)                             189,304      (3,580,513)
                                                                ------------    ------------
 Total Liabilities and Stockholders' Equity (Deficiency)        $    258,453    $  6,570,984
                                                                ============    ============


     See accompanying notes to unaudited consolidated financial statements.

                         PAN WESTERN ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                              Three Months Ended Sept. 30      Nine Months Ended Sept. 30
                                              ----------------------------    ----------------------------
                                                  2000            1999            2000            1999
                                              ------------    ------------    ------------    ------------
Other Income (Expense)
  Loss from rental operations, net            $       (727)   $     (4,019)   $     (4,860)   $    (15,204)
  Gain on sale of assets, net                       43,839                          50,330
                                              ------------
  Interest income                                                                                    1,475
  Interest expense                                 (71,690)       (219,260)       (555,922)       (613,233)
                                              ------------    ------------    ------------    ------------
Loss on Continued Operations                  $    (28,578)   $   (223,279)   $   (510,452)   $   (626,962)
                                              ------------    ------------    ------------    ------------

Discontinued Operations:

Revenue:
  Oil and gas sales                           $    267,970    $    424,056    $  1,224,708    $    963,582
  Operating income                                  37,492          16,411          70,092          50,074
                                              ------------    ------------    ------------    ------------
                                              $    305,462    $    440,467    $  1,294,800    $  1,013,656
Operating Expenses:
  Lease operating                             $     31,231    $    152,798    $    246,063    $    461,267
   Salaries and wages                               63,909          94,127         195,026         301,527
   Depreciation, depletion and amortization         91,585         169,357         545,694         485,456
   General and administrative                      200,853          99,568         374,653         325,957
                                              ------------    ------------    ------------    ------------
                                              $    387,578    $    515,850    $  1,361,436    $  1,574,207

Gain on Forgiveness of Debt                   $  4,115,906            --      $  4,115,906            --

Income (Loss) on discontinued operations      $  4,033,790    $    (75,383)   $  4,049,270    $   (560,551)
                                              ------------    ------------    ------------    ------------

                                              ------------    ------------    ------------    ------------
Net Income (Loss)                             $  4,005,212    $   (298,662)   $  3,538,818    $ (1,187,513)
                                              ============    ============    ============    ============

Net Income (Loss) per share                   $       1.03    $      (0.08)   $       0.95    $      (0.33)
                                              ============    ============    ============    ============


Weighted Average Common Shares                   3,888,702       3,621,873       3,711,465       3,621,873
                                              ------------    ------------    ------------    ------------





     See accompanying notes to unaudited consolidated financial statements.

                         PAN WESTERN ENERGY CORPORATION
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)





                                                               Additional                                           Total
                                      Common Stock               Paid-in       Accumulated       Treasury        Stockholders'
                               # of Share       Par Value        Capital         Deficit           Stock       Equity (Deficiency)
                              --------------  --------------  --------------  --------------   --------------   --------------
 Balances, December 31, 1999       4,703,123  $       47,031  $    1,999,372  $   (5,407,934)  $     (218,982)  $   (3,580,513)

   Issuance of Stock                 402,430           4,024         226,975                                           230,999

       Net Income                                                                  3,528,818                         3,538,818

                              --------------  --------------  --------------  --------------   --------------   --------------
Balances, September 30, 2000       5,105,553  $       51,055  $    2,226,347  $   (1,869,116)  $     (218,982)  $       58,531
                              ==============  ==============  ==============  ==============   ==============   ==============

                         PAN WESTERN ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Nine Months        Nine Months
                                                              Ended Sept. 30    Ended Sept. 30
                                                                   2000              1999
                                                              ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                           $     3,538,818   $    (1,187,513)
  Adjustments to reconcile net income (loss) to net cash                 --                --
  Used in operating activities                                           --                --
    Depreciation, depletion and amortization                          545,694           485,456
    Amortization of debt discount                                     283,230            72,887
    Gain on disposal of assets, net                                   (50,330)             --
    Gain on forgiveness of debt                                    (4,115,906)             --
    Decrease in receivables                                           324,743            77,949
    Increase in due from stockholder                                     --              (4,011)
    (Increase) decrease in prepaid expenses and other assets           87,048              (765)
    (Increase) decrease in other long-term assets                     (10,000)           28,233
    Increase (decrease) in accounts payable                          (698,587)           79,670
    Increase in due to stockholder                                     50,633              --
    Increase (decrease) in due to affiliated partnerships             (13,590)           10,510
    Decrease in accrued liabilities                                  (119,434)          (27,083)
    Decrease in undistributed gas revenues                           (195,768)          (58,406)
                                                              ---------------   ---------------
 Net cash used in operating activities                        $      (373,449)  $      (522,713)

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                --
  Capital expenditures                                                   --     $      (989,291)
  Purchase of certificate of deposit                                     --              (1,475)
  Proceeds from the disposal of other property and equipment          281,500              --
                                                              ---------------   ---------------
Proceeds provided by (used in) investing activities           $       281,500   $      (990,766)

CASH FLOWS FROM FINANCING ACTIVITIES:                                    --                --
  Proceeds from long-term debt                                $        54,698   $     1,655,014
  Repayment of long-term debt                                        (250,931)         (227,596)
  Decrease in restricted cash                                         (93,415)          127,424
  Proceeds from the sale of common stock                              230,999
                                                              ---------------   ---------------
Net cash provided by financing activities                              41,351         1,554,842

NET INCREASE (DECREASE) IN CASH                               $       (50,598)  $        41,364

CASH, BEGINNING OF PERIOD                                     $        63,052   $         5,863

CASH, END OF PERIOD                                           $        12,454   $        47,227
                                                              ===============   ===============

SUPPLEMENTAL CASH FLOW INFORMATION
    Interest paid                                             $       548,734   $       535,962
                                                              ===============   ===============
Income Taxes paid                                                        --                --
                                                              ===============   ===============

                         PAN WESTERN ENERGY CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

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

(2) Business Developments. During the nine months ended September 30, 2000, the Company generated net income of $3,538,818 however, the Company incurred a net loss of $577,088 before the inclusion of income generated by the settlement of the Company's debts as described below. At September 30, 2000, the Company had a working capital of $189,304, and stockholders' equity of $189,304 after taking into account all of the transactions described below. During the years ended December 31, 1999 and 1998, the Company incurred net losses $1,550,838 and $2,317,394, respectively, and in 1999 and 1998 had operating cash flow deficiencies of $629,369 and $89,642, respectively. At December 31, 1999 and 1998, the Company had working capital deficits of $8,752,420 and $760,976, respectively and stockholders' deficiency of $3,580,513 and $2,029,675, respectively.

         During the fourth quarter of 1999, the Company retained Albrecth & Associates, Inc. to dispose of the Company's oil and gas properties. No offer to purchase the properties was received prior to December 31, 1999 that was sufficient to pay the Company's secured and unsecured creditors and efforts to sell the properties were discontinued.

         Operating results have negatively impacted the Company's liquidity to the extent capital resources for development of existing properties were unavailable and resulted in the Company's inability to make scheduled debt payments. As a result on June 14, 2000, the Company entered into a series of agreements for the settlement of debt. The Company initially executed an agreement with its major lender, Triassic Energy Partners, L.P. ("Triassic"), transferring substantially all of the Company's oil and gas properties to Devonian Energy Partners, L.P. (Devonian") in lieu of a foreclosure proceeding. The oil and gas properties transferred to Devonian served as collateral for the repayment of approximately $8.9 million (including amounts advanced to pay unsecured creditors as discussed below) of non-recourse secured debt owed to Triassic by the Company. This debt was assumed by Devonian and the Company was released from its debt obligation to Triassic. The Company realized a gain of approximately 3.95 million on forgiveness of the Triassic debt. Further, as part of the transaction, Triassic agreed to advance up to $590,000 to the Company under the existing credit facility to pay unsecured creditors. In addition, Cambrian Capital Partners, L.P. ("Cambrian") agreed to purchase from the Company the greater of 402,430 shares or 10% of the Company's outstanding common stock for $10,000. However, if the Company settled all outstanding unsecured liabilities by August 31, 2000, and completed a merger with another corporation before December 31, 2000, Cambrian will pay the Company additional consideration for this stock equal to the lesser of $240,000 or the $590,000 made available by Triassic under the credit facility less the payments made to the unsecured creditors. The effective date of all of the transactions described above was July 31, 2000. As of September 30, 2000, the Company had settled all of the outstanding unsecured liabilities and had issued 402,430 shares of the Company's common stock to an escrow account for the benefit of Cambrian in exchange for $10,000 which was received by the Company as called for in the agreement. The Company had also received $220,998.68 in additional consideration from Cambrian. This cash was restricted and could only be kept by the Company if a merger with IntelliReady, Inc. was completed. On October 4, 2000, the merger transaction with IntelliReady, Inc. as described below, was completed.

         In July 2000, IntelliReady, Inc. and the Company initiated discussions concerning a possible merger of the Company and IntelliReady, Inc. IntelliReady, Inc. is a structured wiring company that provides home and commercial automation services to its clients. Pursuant to the proposed terms of the merger which include, among other provisions, that the Company owns certain assets at the closing date, IntelliReady, Inc. will merge into a newly created, wholly owned subsidiary of the Company. As a result of the transaction, IntelliReady, Inc. stockholders acquired approximately 96% of the Company's outstanding common stock. The Company's board of directors approved the merger on August 29, 2000. Although this transaction was scheduled to close by August 31, 2000 and that date was not formally extended, the transaction was completed on October 4, 2000. As a part of that transaction, the Company's President agreed to forgive certain debts that were owed to him and entities owned by him.

         On May 15, 2000, the Company entered into a contract to sell the office building owned by the Company and used as its corporate headquarters. The contract for the building stipulates a sales price of $275,000 less a 6% commission to be paid to the real estate agent handling the sale. The first mortgage holder filed foreclosure action due to non-payment of principal and interest when due. The closing on the sale of the building took place on September 17, 2000. The Company realized no proceeds from the sale after repayment of the first and second mortgages, aggregating approximately $240,000, and the expenses of the sale. At December 31, 1999, the net carrying value of the office building is presented as an asset held for sale in the accompanying balance sheet.

         The Company's common stock was delisted from the Over-the Counter Bulletin Board ("OTC:BB") on May 15, 2000 because of the Company's failure to comply with certain OTC:BB and Securities and Exchange Commission reporting requirements. The Company has since complied with those reporting requirements and is in the process of taking the steps necessary to relist its common stock on the OTC:BB.

(3) Loss per common share. Net loss per common share for the periods presented has been computed based upon the weighted average number of shares outstanding of 3,711,465 and 3,621,873 for the nine months ended September 30, 2000 and 1999, respectively and 3,888,702 and 3,621,873 for the three months ended September 30, 2000 and 1999, respectively.

         Outstanding stock options and warrants have not been included in the calculation for the three and nine month periods ended September 30, 2000 and September 30, 1999 since their effect on net income (loss) per share is antidilutive.

(4) Commitments and Contingencies. The Company is involved in litigation primarily related to claims by unsecured creditors and a foreclosure action filed by the first mortgage holder on the Company's office building. The proceeds the Company received from the September 7, 2000 sale of its office building were adequate to repay the outstanding mortgages on that facility. Further, management believes that the one remaining suit filed by unsecured creditors will be settled for amounts which, when aggregated with payments made to the remaining unsecured creditors will not exceed the $590,000 advance available under the Triassic credit facility.

         The Company has executed employment agreements with certain executive officers, which expire on the later of specified dates in the year 2000 or the date to which the agreement has been extended; or, in the case of the Company's president, as long as the president guarantees the Company's debt. Under the terms of these agreements, the executives will receive annual salaries aggregating $202,000. In addition, the Company's president will receive incentive compensation equal to 10% of the Company's annual pre-tax income in excess of $150,000. The other executive officers will share in a bonus pool equal to 10% of the Company's net income in excess of $100,000. In the event of the executives' termination without cause, as defined in the agreements, the company must pay them these amounts for the remaining term of the agreements. The Company's president agreed to terminate his employment contract and forfeit his options as a condition of the merger agreement with IntelliReady, Inc. As a result the president's employment agreement was not listed on the schedule of contracts accompanying the merger agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PURCHASE OF OIL AND GAS PROPERTIES.

         The Company did not make any acquisitions of oil and gas properties during the quarter or nine months ended September 30, 2000.

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

         As discussed in Note 2 to The Unaudited Consolidated Financial Statements for the Nine Months Ended September 30, 2000 the agreement whereby the Company transferred all of it's oil and gas properties to Devonian Energy Partners, L.P. in lieu of a foreclosure proceeding was effective July 31, 2000. The information presented for the three and nine months ended September 30, 2000 only includes oil and gas activity until July 31, 2000 and is therefore not entirely comparable to the information presented for the three and nine months ended September 30, 1999.

                         Three Months Ended           Nine Months Ended
                            September 30                September 30
                          2000          1999         2000          1999
                      ------------  ------------  ------------  ------------
Average price:

Oil (per Bbl)         $      29.25  $      18.10  $      26.36  $      14.04
Gas (per Med)         $       2.25  $       1.83  $       2.32  $       1.58

Production:

Oil (Bbl)                    1,938         8,966        15,222        32,396
Gas (Mef)                   93,437        43,210       354,825       357,489

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999.

         During the quarter ended September 30, 2000, the Company completed several of the transactions described in Note 2 to The Unaudited Consolidated Financial Statements for the Nine Months Ended September 30, 2000.

         The Company reached settlements with all but one of its unsecured creditors and received approximately $220,999, the remaining balance from the agreed upon $590,000 advance from Triassic. This amount was recorded as additional consideration for the 402,430 shares of the Company's common stock purchased by Cambrian for $10,000. Also, on July 31, 2000, the Company transferred all of its' oil and gas properties to Devonian Partners, L.P. in exchange for the extinguishments of the debt owed to Triassic.

         As a result of the above transactions the Company recorded income from the forgiveness of debt in the approximate amount of $4,115,906.

         In addition, the Company closed the sale of the office building owned by the Company. The Company received no proceeds after payment of the first and second mortgages, aggregating approximately $240,000 and after paying the costs of the sale, however, the Company did recognize a gain on the sale of approximately $43,870.

         The net loss of the Company decreased by $4,303,874 from a loss of $298,662 experienced for the third quarter ended September 30, 1999 to a profit of $4,005,212 for the third quarter ended September 30, 2000. The change from a loss to a profit was primarily attributable to the income generated from the settlement of the Company's debts which amounted to $4,115,906, and the income generated from the sale of the office building owned by the Company which amounted to $43,830. Both of these transactions are discussed in Note 2 to The Unaudited Consolidated Financial Statements for the Nine Months Ended September 30, 2000. Oil and gas revenues, lease operating expense, depreciation, depletion and amortization expense, and interest expense were all substantially reduced as the Company transferred all of its oil and gas assets to Devonian Energy Partners, L.P. on July 31, 2000. These reductions were coupled with an increase of $21,081, an increase of $51,565 in general and administrative expenses and a decrease of $28,052 in salaries and wages expense.

         Oil and gas sales were $267,970 for the third quarter of 2000 as compared to $424,056 for the third quarter of 1999. The amount for the three months ended September 30, 2000 only includes one month of production revenue as the transfer of all of the Company's oil and gas assets was effective July, 31, 2000. Oil production for the third quarter of 2000, which includes only one month of production as explained above, was 1,938 barrels as compared to 6,503 barrels for the entire third quarter of 1999 while the average price received by the Company for its oil production increased from $18.10 during the third quarter of 1999 to $29.25 during the month of July, 2000. Gas production for the third quarter of 2000, which includes only one month of production, was 93,437 Mcf as compared to 143,210 Mcf for the entire third quarter of 1999. The average price for gas received by the Company during the month of July, 2000 was $2.25 as compared to $1.83 received during the three months ended September 30, 1999. If a comparison was made only for the month of July, 1999 and 2000 oil and gas sales were $140,282 and $267,970, respectively, oil production was 3,441 barrels and 1938 barrels, respectively, gas production was 47,176 Mcf and 93,437 Mcf, respectively, oil prices per barrel were $16.45 and $29.95, respectively and gas prices per Mcf were $1.77 and $2.25, respectively. The gas production for July, 2000 includes a prior period adjustment of 56,126 Mcf and the oil and gas revenue for the month of July, 2000 includes a prior period adjustment of $110,343.

         Operating income increased by $21,081 during the three months ended September 30, 2000 to $37,492 as compared to $16,411 experienced during the three months ended September 30, 1999. This increase is primarily attributable to the income derived from writing off $31,803 of other accounts payable on which there had been no collection efforts for several years.

         Due to the fact that the Company transferred all of its' oil and gas properties to Devonian on July 31, 2000, lease operating expenses, including production taxes, for the three months ended September 30, 2000 decreased $121,567 to $31,231 from $152,798 experienced during the quarter ended September 30, 1999. Production taxes decreased $9,401 from $28,695 experienced during the quarter ended September 30, 1999 to $19,294 experienced during the quarter ended June 30, 2000 due to the transfer of the Company's oil and gas properties which took place on July 31, 2000. Other lease operating expense decreased by $112,166 from $124,103 during the third quarter ended September 30, 1999 to $11,937 experienced during the third quarter ended September 30, 2000. This decrease is primarily attributable to the transaction where the Company transferred all of its' oil and gas assets to Devonian on July 31, 2000.

         Depreciation, depletion and amortization declined to $91,585 for the three month period ended September 30, 2000 as compared to $169,357 during the three month period ended September 30, 1999. This decrease is attributable solely to the transaction whereby the Company transferred all of its oil and gas assets to Devonian on July 31, 2000.

         Salaries and wages expense decreased by $30,218 from $94,127 during the third quarter ended September 30, 1999 to $63,909 during the quarter ended September 30, 2000. The decrease is attributable to having three fewer employees during the quarter ended September 30, 2000

         General and administrative expenses increased by $101,285 from $99,568 during the quarter ended September 30, 1999 to $200,853 during the quarter ended September 30, 2000. The increase in these expenses is primarily attributable to expenses related to the transactions detailed in Note 2 to the Unaudited Consolidated Financial Statements for the Nine Months Ended September 30, 2000. Expenses in this category which experienced significant decreases included meals and entertainment expense which declined by $5,780, and telephone and communications expense which decreased by $1,765, and transportation expense which decreased by $4,067. Expenses in this category which experienced increases as compared to the third quarter of 1999 include accounting and audit which increased by $40,370, property tax penalties which increased by $21,758, legal expense which increased by $30,417, professional services expense which increased by $12,918 and travel expense which increased by $3,897.

         Other income (expense) increased from an expense of $223,279 experienced during the quarter ended September 30, 1999 to expenses of $28,578 during the quarter ended September 30, 2000. Major changes in items included in other income and expense were as follows. Interest expense for the quarter ended September 30, 2000 amounted to $71,690 as compared to $219,260 for the quarter ended September 30, 1999. The decreased interest expense is a result of the transaction which was effective July 31, 2000 whereby the Company transferred all of its' oil and gas properties to Devonian Energy Partners L.P. The Company realized a gain of $43,830 on the sale of the office building which it owned during the quarter ended September 30, 2000. The Company had no asset sales during the three months ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999.

         As discussed above, during the quarter ended September 30, 2000, the Company completed several of the transactions described in Note 2 to The Unaudited Consolidated Financial Statements for the Nine Months Ended September 30, 2000.

         The Company reached settlements with its' unsecured creditors and received approximately $220,999, the remaining balance from the agreed upon $590,000 advance, from Triassic. This amount was recorded as additional consideration for the 402,430 shares of the Company's common stock purchased by Cambrian for $10,000. Also, on July 31, 2000, the Company transferred all of its' oil and gas properties to Devonian Partners, L.P. in exchange for the extinguishments of the debt owed to Triassic.

         As a result of the above transactions the Company recorded income from the settlement of debt in the approximate amount of $4,115,906.

         In addition, the Company closed the sale of the office building owned by the Company. The Company received no proceeds after repayment of the first and second mortgages, aggregating approximately $240,000 and payment of the costs of the sale however, the Company did recognize a gain on the sale of approximately $43,870.

         The net loss of the Company decreased by $4,726,331 from a loss of $1,187,513 experienced for the nine months ended September 30, 1999 to a profit of $3,538,818 for the nine months ended September 30, 2000. The decreased loss experienced is due entirely to the income recognized from the settlement of the Company's debts and the sale of the office building owned by the Company as described above.

               Oil and gas sales were $1,224,708 for the nine months ended September 30, 2000 as compared to $963,582 for the first nine months of 1999. The amount for the nine months ended September 30, 2000 includes only seven months of production revenue as the transfer of all of the Company's oil and gas properties to Devonian was effective July 31, 2000. The increase in revenues was attributable to substantially higher prices for both oil and gas production. Oil production for the first nine months of 2000, which includes only seven months of production, as explained above, was 15,222 barrels as compared to 32,396 barrels for the entire nine months ended September 30, 1999. The average price received by the Company for its oil production increased from $14.04 during the nine months ended September 30, 1999 to $26.36 during the seven months in which the Company held the properties during the nine months ended September 30, 2000. Gas production for the nine months ended September 30, 2000, which also includes only seven months of production, was 354,825 Mcf as compared to 357,489 Mcf for the entire nine months ended September 30, 1999 while the average price for this production increased to $2.32 during the nine months ended September 30, 2000 from $1.58 received during the nine months ended September 30, 1999. If a comparison was made for only the first seven months of 1999 and 2000, oil and gas sales were $735,588 and $1,224,708, respectively, oil production was 26,871 barrels and 15,222 barrels, respectively, gas production was 261,455 Mcf and 354,825 Mcf, respectively, oil prices per barrel were $12.99 and $26.36, respectively and gas prices per Mcf were $1.48 and $2.32 respectively. The gas production for the nine months ended September 30, 2000 includes a prior period adjustment of 56,126 Mcf and the oil and gas revenue includes an adjustment of $110,343.

         Operating income increased by $20,018 during the nine months ended September 30, 2000 to $70,092 as compared to $50,074 during the nine months ended September 30, 1999. This income is primarily attributable to the income derived from the write off of other accounts payable on which there had been no collection action for several years.

         Because the Company transferred all of its oil and gas properties to Devonian effective July 31, 2000, lease operating expenses, including production taxes, for the nine months ended September 30, 2000 decreased $215,204 to $246,063 from $461,267 experienced during the none months ended September 30, 1999. Production taxes increased by $24,304 from $61,168 experienced during the nine months ended September 30, 1999 to $85,472 experienced during the nine months ended September 30, 2000. Other lease operating expense decreased by $239,508 from $400,099 during the nine months ended September 30, 1999 to $160,591 experienced during the nine months ended September 30, 2000. This decrease is primarily attributable to the transaction where the Company transferred all of its oil and gas properties to Devonian on July 31, 2000.

         Depreciation, depletion and amortization increased to $545,694 for the nine-month period ended September 30, 2000 as compared to $485,456 during the nine-month period ended September 30, 1999 even though the nine months ended September 30, 2000 only includes depreciation on the oil and gas properties for seven months. This increase is primarily due to depletion expense being calculated on an increased depletion rate as compared to the depletion rate utilized during 1999.

         Salaries and wages expense decreased by $106,501 from $301,527 during the nine months ended September 30, 1999 to $195,026 during the nine months ended September 30, 2000. The decrease is attributable to having three less employees during the nine months ended September 30, 2000.

         General and administrative expenses increased by $48,696 from $325,957 during the nine months ended September 30, 1999 to $374,653 during the nine months ended September 30, 2000. The increase in these expenses is primarily attributable to expenses related to the transactions detailed in Note 2 to The Unaudited Consolidated Financial Statements for the Nine Months Ended September 30, 2000. Expenses which experienced increases during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 include accounting and audit expense which increased by $18,123, legal fees which increased by $77,548, professional services which increased by $12,355, ad valorem taxes which increased by $5,292 and property tax penalties which increased by $21,758. Expenses which experienced significant decreases during the nine months ended September 1999 as compared to the nine months ended September 30, 2000 were expenses which were impacted by the reduction of three employees which took place in October, 1999. These include dues and subscriptions which declined $1,806, insurance expense, including health expense which declined $3,003, postage expense which declined $2,183, printing and copying expense which declined $5,295 communications expense which declined $17,266, transportation expense which declined $6,814, and travel expense which declined $20,547.

                  Other income (expense) increased from an expense of $626,962 experienced during the nine months ended September 30, 1999 to income of $3,474,681 during the nine months ended September 30, 2000. The Company experienced a reduced loss from rental operations as the Company was able to rent a floor of the office building that it owned during the nine months ended September 30, 2000. This space was vacant for most of the caparable period of 1999. Interest expense for the nine months ended September 30, 2000 amounted to $613,233 as compared to $555,922 for the nine months ended September 30, 2000. This decrease is a result of the transaction whereby the Company transferred all of its oil and gas properties to Devonian Energy Partners L.P. which was effective July 31, 2000. The Company realized a gain on the sale of the office building it owned in the amount of $43,830 and a gain on the sale of some pipe in the amount of $6,500 for the nine months ended September 30, 2000. The Company had no gain or loss on the sale of assets during the nine months ended September 30, 1999. In addition, the Company realized income from the settlement of its unsecured and secured debt in the amount of $4,115,906 during the nine months ended September 30, 2000.

CAPITAL RESOURCES AND LIQUIDITY.

         The Company's capital requirements related primarily to the development of oil and gas properties. In general, because the Company's oil and gas reserves are depleted by production, the success of its business strategy was dependent upon a continuous acquisition and exploration and development program that was significantly impaired as a result of the Company's inability to secure capital needed for acquisitions and development. As of September 30, 2000, the Company had a working capital deficit of $184,944 as compared to a working capital deficit of $8,752,420 as of December 31, 1999. During the nine-month period ended September 30, 2000 the Company experienced a decrease in cash of $50,598. The Company had no total long and short-term debt, including the net profits overriding royalty, as of September 30, 2000 due the transactions which took place during the third quarter ended September 30, 2000 as compared to $8,398,763 as of September 30, 1999 and $8,928,110 as of December 31, 1999. See
Note 2 to The Unaudited Consolidated Financial Statements for the Nine Months Ended September 30, 2000.

PART II. OTHER INFORMATION.

Item I.  Legal Proceedings.

         During 1999, the Company was a party to various legal proceedings including claims resulting from non-payment of unsecured creditors. In spite of cost cutting measures including personnel and salary reductions, the Company was unable to consistently pay a portion of its operating expenses which was the direct result of record low oil and natural gas prices during all or portions of calendar years 1997, 1998 and 1999. At this time, the Company has or is in the process of settling legal proceedings resulting from non-payment of unsecured creditors claims (also see Note 2 to The Unaudited Consolidated Financial Statements for the Nine Months Ended September 30, 2000). To management's knowledge, no further legal proceedings from unsecured creditors are contemplated. In addition, the Company was a party to a foreclosure action on the real estate it owned and occupied as its corporate headquarters. A contract for the sale of the building was entered into with an unrelated third party and the closing took place on September 7, 2000. The Company realized no proceeds from the sale after repayment of the first and second mortgages and the expenses of the sale.

No director, officer or affiliate of the Company, no owner of record or beneficial owner of more than five percent of the securities of the Company, or any associate of any such director, officer or security holder, nor stockholders of IntelliReady is a party adverse to the Company or has a material interest adverse to the Company in reference to the various legal proceedings.

ITEM 2. Changes In Securities

         The Company's common stock was delisted from the Over-the Counter:
Bulletin Board ("OTC:BB") on May 15, 2000 because of the Company's failure to comply with Rule 15c2-11. The Company is in the process of taking the steps necessary to get its common stock listed again on OTC:BB.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the second quarter ended June 30, 2000 to a vote of the security holders.

Item 5.  IntelliReady, Inc.

         Transaction. In July of 2000, IntelliReady, Inc. approached the Company concerning a possible merger of the Company and IntelliReady, Inc. IntelliReady, Inc. is a structured wiring company that provides home and commercial automation services to its clients. IntelliReady, Inc. currently operates in the Denver Metropolitan Area but expects to expand its operation into an additional metropolitan market by the end of calendar year 2000. IntelliReady, Inc. has recently raised $2,130,324 in equity through a Regulation D, Rule 506 offering pursuant to the Securities Act of 1933. IntelliReady, Inc. intends to use the proceeds of the offering to rapidly expand its operations to include providing bundled digital services and to open offices in several additional cities. Pursuant to the proposed terms of the merger, which include, among other provisions, that the Company owns certain assets at the closing date, IntelliReady, Inc. will merge into a newly created, wholly owned subsidiary of the Company in exchange for approximately 95% of the Company's common stock. The Company's board of directors approved the merger on August 29, 2000. Although this transaction was scheduled to close by August 31, 2000 and that date was not formally extended, the Company and IntelliReady, Inc. are continuing to effect a merger of the two companies. This transaction was completed on October 4, 2000. The following table sets forth the summary proforma financial statements of the companies as of December 31, 1999 and September 30, 2000 as if the operations of the two companies had been combined at those times.

                                                                              PROFORMA AT         PROFORMA
                                                                                9/30/00           12/31/99
CURRENT ASSETS:
                                                                             -------------      -------------
                                      Current Assets                               852,531            954,422

OTHER ASSETS
                                                                             -------------      -------------
                                      Other Assets                                 290,114          5,706,543


                                                                             -------------      -------------
TOTAL ASSETS                          Total Assets                               1,142,652          6,660,965
                                                                             =============      =============


CURRENT LIABILITIES:
                                                                             -------------      -------------
                                      Current Liabilities                          243,070         10,249,355

OTHER LIABILITIES
                                                                             -------------      -------------
                                      Other Liabilities                            596,618            511,077

                                      Total Liabilities                            839,688         10,760,432

STOCKHOLDER'S EQUITY (DEFICIT):
                                                                             -------------      -------------
                                      Stockholder's Equity (deficit)               302,964        (4,099,467)

                                                                             -------------      -------------
                                      Liabilities and Stockholder's Equity       1,142,652          6,660,965
                                                                             =============      =============


DIFFERENCE ASSETS-LIABILITIES-EQUITY

Revenues                                                                     $   1,665,934      $   1,973,414

Cost of Sales                                                                    2,117,190          2,485,665

                                                                             -------------      -------------
Operating Income (Loss)                                                          (451,256)          (512-251)

Interest                                                                           580,579            946,254

Other income (Loss)                                                               (63,819)             34,438

Gain on Forgiveness of Debt                                                      4,115,906

Taxes

                                                                             -------------      -------------
NET LOSS                                                                     $   3,147,890      $ (1,492,943)
                                                                             =============      ============

Non-renewal of Amoco License. Because of the Company's inability to generate sufficient cash flows to sustain its operations at pre-1999 levels, the Company elected not to renew its licensing arrangement with Amoco. This decision was made in part based on the Company's inability to secure the capital necessary to implement the technology covered by the licensing agreement.

Item 6  Exhibits and Reports on Form 8-K

            (a) Exhibits

                  27  Financial Data Schedule

            (b) Reports on Form 8-K

Signatures

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duty caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  PAN WESTERN ENERGY CORPORATION
                                                  (Registrant)

Date: November 20, 2000                           /s/ THOMAS J. WIENS
                                                  -----------------------------
                                                  Thomas J. Wiens
                                                  Chairman
                                                  (Principal Executive Officer)

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER           DESCRIPTION
-------           -----------
  27              Financial Data Schedule