Form 10QSB/A
period 2000-09-30
INTELLIREADY INC /CO/
filed 2001-02-16
CIK 1035168

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-QSB 1A

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

                         PAN WESTERN ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                              Three Months Ended Sept. 30      Nine Months Ended Sept. 30
                                              ----------------------------    ----------------------------
                                                  2000            1999            2000            1999
                                              ------------    ------------    ------------    ------------
Discontinued Operations:

Revenue:
  Oil and gas sales                           $    267,970    $    424,056    $  1,224,708    $    963,582
  Operating income                                  37,492          16,411          70,092          50,074
                                              ------------    ------------    ------------    ------------
                                              $    305,462    $    440,467    $  1,294,800    $  1,013,656
                                              ------------    ------------    ------------    ------------
Operating Expenses:
  Lease operating                             $     31,231    $    152,798    $    246,063    $    461,267
   Salaries and wages                               63,909          94,127         195,026         301,527
   Depreciation, depletion and amortization         91,585         169,357         545,694         485,456
   General and administrative                      200,853          99,568         374,653         325,957
                                              ------------    ------------    ------------    ------------
                                              $    387,578    $    515,850    $  1,361,436    $  1,574,207
                                              ------------    ------------    ------------    ------------
Other Income (Expense)
  Loss from rental operations, net            $       (727)   $     (4,019)   $     (4,860)   $    (15,204)
  Gain on sale of assets, net                       43,839                          50,330              --
  Interest income                                       --              --              --           1,475
  Interest expense                                 (71,690)       (219,260)       (555,922)       (613,233)
                                              ------------    ------------    ------------    ------------
                                                   (28,670)       (223,279)       (510,452)       (626,962)
                                              ------------    ------------    ------------    ------------
Gain on Forgiveness of Debt                   $  4,115,906            --      $  4,115,906            --
                                              ------------    ------------    ------------    ------------

Income (Loss) on discontinued operations      $  4,005,212    $   (298,662)   $  3,538,818    $ (1,187,513)
                                              ------------    ------------    ------------    ------------

Net Income (Loss)                             $  4,005,212    $   (298,662)   $  3,538,818    $ (1,187,513)
                                              ============    ============    ============    ============

Net Income (Loss) per share                   $       1.03    $      (0.08)   $       0.95    $      (0.33)
                                              ============    ============    ============    ============


Weighted Average Common Shares                   3,888,702       3,621,873       3,711,465       3,621,873
                                              ------------    ------------    ------------    ------------





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

                                                  PAN WESTERN ENERGY CORPORATION
                                                  (Registrant)

Date: February 16, 2001                           /s/ THOMAS J. WIENS
                                                  -----------------------------
                                                  Thomas J. Wiens
                                                  Chairman
                                                  (Principal Executive Officer)