Form 10KSB
period 2000-12-31
INTELLIREADY INC /CO/
filed 2001-03-30
CIK 1035168

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


     FORM 10-KSB - ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the year ended December 31, 2000

[  ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934 for the transition period from _________________ to _______________

      Commission File Number 0-22349

                              INTELLIREADY, INC.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as specified in its Charter)

            Colorado                                          84-1502078
----------------------------------                     -------------------------
  State or other Jurisdiction of                            I.R.S. Employer
   Incorporation or Organization                           Identification No.

                  1390 S. Potomac St., Suite 136, Aurora, Colorado 80012
------------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)

                                 (303) 755-2400
 ------------------------------------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

      Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (ii) has been subject to
such filing requirements for the past 90 days.       [x] Yes    [ ]  No

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

      The issuers revenues for the year ended December 31, 2000 were $512,429.

      The aggregate market value of the voting stock held by non-affiliates is $6,019,339.

Common Stock, no par value                                   10,488,916
------------------------------                      ----------------------------
Title of Class                                      Number of Shares outstanding
                                                         at March 26, 2001

                               INTELLIREADY, INC.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I    Item 1.  Business                                                  2
          Item 2.  Properties                                               11
          Item 3.  Legal Proceedings                                        11

          Item 4.  Submission of Matters to a Vote of Security Holders      11

PART II   Item 5.  Market for Registrant's Common Equity and Related
                      Stockholder Matters                                   11
          Item 6.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      12

          Item 7.  Financial Statements and Supplementary Data              15
          Item 8.  Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure                   16

PART III  Item 9.  Directors and Executive Officers of the Registrant       16
          Item 10. Executive Compensation                                   17

          Item 11. Security Ownership of Certain Beneficial Owners and
                      Management                                            20

          Item 12. Certain Relationships and Related Transactions           21

PART IV   Item 13. Exhibits, Financial Statement Schedules and Reports on
                      Form 8-K                                              21

                                     PART I

      THIS ANNUAL REPORT ON FORM 10-KSB (THE "ANNUAL REPORT") CONTAINS CERTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, (THE "EXCHANGE ACT"), INCLUDING STATEMENTS THAT INDICATE THE COMPANY "BELIEVES", "EXPECTS" AND "ANTICIPATES" OR SIMILAR EXPRESSIONS. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED.

ITEM 1.     BUSINESS

BACKGROUND AND FORMATION OF INTELLIREADY

         IntelliReady, Inc. (formerly known as Wiens Industries, Inc.) was organized under the laws of the State of Colorado on April 21, 1998. Our principal offices are located in Aurora, Colorado and our main telephone number is (303) 755-2400. All references to "us", "we", and "our" mean IntelliReady, Inc. and its wholly owned subsidiary, IntelliReady of Colorado, Inc. unless otherwise stated.

         We were in the development stage as defined in Financial Accounting Standards Board Statement No. 7 until the acquisition of IntelliReady of Colorado, formerly known as Time Direct, LLC, a Colorado limited liability company ("Time Direct"). Prior to the acquisition of Time Direct, we had not commenced operations. We are a start-up provider of structured wiring, audio and video systems and other peripherals to residential and commercial customers. Our business model is to ultimately offer voice, data, video and security monitoring services to our customers through an IntelliReady gateway. We expect the IntelliReady gateway to be a device that facilitates communication among multiple devices within the home and commercial buildings. The IntelliReady Gateway should also facilitate voice, video, data and high-speed Internet connections for the homeowner or business. By providing these services to our customers we expect to create a recurring stream of revenue. It is our belief that a recurring revenue stream will result in a higher valuation for our stock. We further believe that telephone companies, cable companies, Internet service providers, and satellite video providers routinely enter into reseller agreements with third parties. Therefore, we believe it will be possible to negotiate reseller agreements and strategic alliances that will allow us to provide these additional services in the near future. We are well positioned to take advantage of the convergence of telephone, cable TV, satellite TV, Internet and telecommunications technologies. Our efforts are designed to take advantage of growth in home networking and the deregulation of the telecommunications industry caused by the enactment of the Telecommunications Act of 1996.

         On May 18, 2000, we acquired all of the issued and outstanding limited liability interests of Time Direct, LLC. Time Direct's principal business was prewiring homes for integrated communication, audio and video services. Subsequent to the acquisition, Time Direct was operating under the business name IntelliReady of Colorado by filing an assumed name with the Colorado Secretary of State. On September 18, 2000 IntelliReady of Colorado became a corporation by filing articles of incorporation with the Colorado Secretary of State. All of the membership interests in Time Direct were contributed as an initial capital contribution to IntelliReady of Colorado, Inc. Time Direct was subsequently dissolved.

         In July 2000, we entered into negotiations with Pan Western Energy Corporation, an Oklahoma corporation ("PWEC"), concerning a possible reverse triangular merger. At that time, PWEC was a public reporting company, which operated in the oil and gas industry. PWEC was incorporated in 1981 under the laws of the State of Oklahoma with the objective of exploring for, developing, producing and managing oil and gas reserves.

         PWEC was not successful in that business and sold substantially all of its assets related to the oil and gas business on September 28, 2000 to its principal creditor. On August 30, 2000, PWEC created a wholly owned subsidiary, Pan Western Acquisition Corporation ("PWAC"). On October 4, 2000, IntelliReady, Inc. and its wholly owned subsidiary, IntelliReady of Colorado, Inc. ("IROC") merged into PWAC. As a result of that merger, IntelliReady, Inc. ceased to exist. On November 2, 2000, PWEC created a wholly owned subsidiary, IntelliReady, Inc., a Colorado corporation. On November 11, 2000, PWEC merged with its wholly owned subsidiary, IntelliReady, Inc. The surviving entities in this transaction are IntelliReady, Inc., PWAC and IntelliReady of Colorado, Inc. The purpose of this merger was to change our name back to IntelliReady, to effectuate an 8.25780933 reverse stock split and to redomesticate the Company in Colorado.

         Under the terms of the Merger Agreement and Plan of Reorganization dated August 25, 2000, our shareholders received 81,201,789 shares of PWEC common stock or approximately 95% of the outstanding common stock.

STRATEGY

         We are positioned to be a single-source provider of home technology and communication services. By actively pursuing acquisition candidates in the highly fragmented residential integration market, we plan to develop a national footprint in the home technology integration space. Residential integrators install and service whole house entertainment systems, security and surveillance systems, telephone systems, computer networks and home theaters.

         Our strategy is to acquire and integrate into our organization technology and technology-based companies that are focused on providing structured wiring and home automation services to both new construction and existing homes. The purpose of acquiring residential system integration companies is to establish a relationship with home owners so that the Company may provide high-speed data, long distance, video content and security systems monitoring to the home owner on a recurring monthly bill. We are taking advantage of the convergence of telephone, cable TV, satellite TV, Internet and telecommunications technologies to accomplish our objectives.

         Our marketing strategy is based on our belief that there is increasing demand by both builders and homeowners for homes capable of utilizing the high speed, broadband infrastructure that is being developed by companies such as Qwest, AT&T and Cox Communications. The majority of homes in the United States are not wired to utilize the high-speed capabilities of broadband infrastructure. Therefore, the existing wiring in homes slows data transmission. We commonly refer to this opportunity as the "last foot" on the information superhighway.

Furthermore, the current manner in which homes are wired prohibits the use or limits the benefits associated with 21st Century consumer electronics technology and home networking. We distribute leading brands of consumer electronics, install the equipment and provide on-going support services. In the future we expect to provide bundled digital services to our customers on a monthly recurring basis.

      We plan to expand our services within Denver, Colorado and additional areas within the United States that have been identified as fast growing areas for the construction of single family homes and multi-family dwelling units. To that end, we have begun identifying specific opportunities for expansion on a nationwide basis.

PRINCIPAL OPERATING COMPANIES

      We have one wholly owned, non-operational subsidiary: PWAC, a Colorado corporation. PWAC recorded no transactions during the 2000 period and therefore, has no financial operations. PWAC has one wholly owned subsidiary which constitutes the Company's principal operating company: IntelliReady of Colorado, Inc., a Colorado corporation ("IROC").

      IROC focuses primarily on developing residential accounts for deployment of structured wiring solutions, security system installation and monitoring and sale of audio and visual equipment to single family homes and multi-family dwelling units.

      IROC generates revenue through labor and materials billings for structured wiring services, audio and video installation and security service and support contracts.

         IROC purchases audio and video components directly from the manufacturer and resells these products at a higher price (retail) directly to its customers. IROC's relationships with distributors of consumer electronics hardware enable us to provide clients with broad selections, competitive product pricing and ready product.

      REVENUES.

         For the twelve months ended December 31, 2000, we derived approximately 69% of our revenues from structured wiring services and approximately 30% of our revenues from home electronics and less than 1% of our revenues from recurring monthly revenues associated with services such as security monitoring. We anticipate revenues from the sale of home electronics and delivery of recurring Bundled Digital Services will increase as a percentage of our total revenue in the future.

      MARKETS, MARKETING AND ADVERTISING.

         Although our initial market is the Denver, Colorado area, potential markets include most suburban and urban areas in the United States. Most of our marketing comes from direct efforts by employees. The remainder of our marketing is in the form of referrals from our homeowner clients, together with a limited amount of advertising. We supplement our in-house efforts with outsourced providers on a limited basis.

      PRINCIPAL SUPPLIERS.

         IROC purchases its wire, connection boxes, plates, home electronics and other peripherals from a variety of vendors that provide a broad range of products and services.

      We have not experienced shortages or other difficulties in obtaining components, supplies or other materials. We currently anticipate components, supplies and other necessary materials will remain readily available.

      WEBSITE.

         We maintain an Internet website at http://www.IntelliReady.com where information about our services and investor relations can be found. The website provides customers with a mechanism to request additional information on services and allows customers to obtain contact information for particular services and support. However, we do not earn any revenues from the operation of the website, which is informational only.

BUSINESS DEVELOPMENTS

      On September 15, 2000 we entered into a services agreement with Advanced Custom Systems, Inc. ("ACS"), a high-end audio-video company, whereby we will work with ACS to complete the contracts previously transferred by ACS in return for 50% share of the net profit, after an overhead allocation, generated from those contracts. Additionally, all contracts entered into by either ACS or us between September 15, 2000 and April 30, 2001 will be performed by us and ACS will earn 20% of the net profit as stated above. No payments were made or accrued during the 2000 period since the amount of overhead allocation exceeded the gross profit from the contracts completed under this agreement.

BUNDLED DIGITAL SERVICES

      We believe that there is substantial demand from customers for bundled telecommunications services provided on a single monthly bill and with a single point of contact for all sales and services. Currently, we provide security monitoring services to some of our customers. We are actively pursuing video, voice, data, ISP and other bundled digital services opportunities. We expect to be a reseller of these services in the near term and evaluate the feasibility of building our own infrastructure in the future. When those services are offered, we will bill customers on a monthly recurring basis.

SALES FORCE

      Our sales professionals are trained to provide commercial and residential customers with product information and customer service relating to all of our available services. Once a customer contracts with us for services, we assign a single account relations representative who has the responsibility of actively contacting the customer to confirm satisfaction with existing products and to promote new services and programs. Our sales staff works to gain a better understanding of the customer's needs in order to develop innovative, application-specific solutions to each customer's needs. Sales personnel locate potential customers by several methods, including customer referral, market research, cold calling and other networking alliances. Sales personnel are compensated with a base salary plus commission as a percentage of revenue generated from completed projects.

POSSIBLE FUTURE ACQUISITIONS

      We have examined the size and highly fragmented composition of this industry and believe there is potential to complete a series of acquisitions within the residential systems integration marketplace. Initially, we intend to expand our business through selective, strategic acquisitions of other companies with complementary businesses, which companies' revenues range from $1 million to $20 million. It is believed that companies in this range of revenues may be receptive to our acquisition program because they are often too small to be identified by larger public companies as acquisition targets or to independently attempt their own public offering. In particular, we intend to focus our acquisition strategy on candidates which have a proven record of delivering high-quality installation services and a customer base of mid-to-large sized builders and which could benefit from our anticipated access to sources of financing as well as our long-term growth strategy.

      Generally, we seek acquisition candidates; however, potential candidates often present themselves to us. We anticipate using our capital stock as the primary source of funding future acquisitions. We typically conduct our acquisitions by entering into stock-for-stock transactions or stock for asset transactions.

      We continue to seek out acquisition candidates that are identified in the manner described above and are currently exploring acquisition possibilities, on a preliminary basis, with a number of possible candidates.

EMPLOYEES

      We had a total of 27 employees at December 31, 2000 in addition to independent contractors. We currently employ primarily full-time personnel for the fulfillment of our day-to-day operations. None of our employees is represented by a labor union. We have not experienced any organized work stoppages and believe that our relationship with our employees is good.

RISK FACTORS

WE HAD OPERATING LOSSES IN THE PAST, OUR LIABILITIES EXCEEDED OUR ASSETS AND THERE IS NO GUARANTEE THAT WE WILL BE PROFITABLE.

We had a net loss of $1,263,495 for the fiscal year ended December 31, 2000. Although we did have revenues of $512,429 for the fiscal year ended December 31, 2000, our future operations may not be profitable. If we do not become profitable in the future, the value of our common stock may fall and we could have difficulty obtaining funds to continue our operations. We expect to continue incurring operating losses during the foreseeable future while we expand our operations, infrastructure, service offerings and customer base in our target markets. Additionally, our liabilities exceeded our assets by $425,171.

SUCCESS OF OUR BUNDLED SERVICES DEPENDS ON OUR ABILITY TO FORM AND MAINTAIN ALLIANCES WITH BUILDERS AND REAL ESTATE DEVELOPERS.

      Our ability to form reseller relationships with digital service providers to provide video, data, telephone and Internet communications service offerings to residential customers is necessary for the success of our business plan. Our ability to obtain and maintain a relationship with homebuilders and residential community developers across the nation is a critical factor to securing bundled digital service customers.

IF WE DO NOT SUCCESSFULLY MAINTAIN OUR KEY RELATIONSHIPS WITH THIRD PARTY VENDORS, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

      We rely on a variety of third party vendors to supply wire and wiring components, home electronics components, other peripherals and security monitoring. While we have not experienced delays or problems with these components and services, we cannot assure that we will be able to obtain such services on the scale and within the time frames required by us at an affordable cost, or at all. Any failure to obtain such services on the scale and within the time frames required by the Company at an affordable cost, or at all, would have a material adverse effect on our business. Further, the loss of one or more of our relationships with these organizations could have a material adverse effect on our business, financial condition and results of operations.

WE MAY EXPERIENCE DIFFICULTIES DEVELOPING AND IMPLEMENTING OUR
MARKETING AND BUSINESS PLANS.

      We began operations in 2000. As a result, our operating, sales and management and other strategies are still being developed, and we do not have a history that may give us an indication of how we may respond to situations presented to us. Our revenues were primarily derived from our component integration and wiring services. We anticipate continued reliance on our wiring services, and product sales as we prepare our bundled digital service offerings. If we are not successful in implementing our marketing and business plans on a timely basis or otherwise effectively managing our development, our business, operating results and financial condition will be materially adversely affected.

THE SUCCESSFUL COMPLETION OF ANY STRATEGIC INVESTMENTS AND BUSINESS COMBINATIONS MAY REQUIRE SUBSTANTIAL CAPITAL AND THE INTEGRATION OF THE ACQUIRED BUSINESS.

      We may pursue one or more acquisitions of companies engaged in businesses similar to or related to our business. As consideration for such acquisitions, we may be required to incur additional indebtedness or issue equity. We may not be able to obtain such financing on favorable terms or at all. In addition, we may from time to time engage in discussions with potential business partners looking toward formation of business combinations or strategic alliances that would expand the reach of our services. We also may look to potential strategic investors who may have an interest in making an investment in us. Such acquisitions, combinations or alliances, if consummated, could divert our resources and our management's time, and would require integration with our existing services. We may not be successful in completing any acquisitions, combinations or alliances or, if consummated, these transactions may not be on terms favorable to us or successfully integrated into our operations.

WE ARE GROWING RAPIDLY AND MAY NOT BE ABLE TO SUSTAIN OUR RAPID GROWTH.

      Because of our small size, we desire to continue to grow rapidly in order to achieve economies of scale. Although there is no assurance that this rapid growth will occur, to the extent that it does occur it will place a significant strain on our financial, technical, operational and administrative resources. If we fail to continue to upgrade our technical, administrative, operating and financial control systems, or if unexpected difficulties occur, our business, financial condition and results of operations could be negatively affected and our growth rate could be slowed or eliminated. There can be no assurance that we have made adequate allowances for the costs and risks associated with this expansion, that our systems, procedures or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully offer our products and services and implement our business plan simultaneously.

      Our rapid growth has placed, and in the future will continue to place, a significant strain on our administrative, operational and financial resources. Failure to retain and attract additional management personnel who can manage our growth effectively would have a material adverse effect on our growth and us. To manage our growth successfully, we will have to continue to improve and upgrade operational, financial, accounting and information systems, controls and infrastructure as well as expand, train and manage our employees. Any failure by our management to effectively anticipate, implement and manage the changes required to sustain our growth could have a material adverse effect on our business, results of operations and financial condition. We may not be able to effectively manage such change.

OUR SUCCESS DEPENDS ON MAINTAINING THE EMPLOYMENT OF KEY PERSONNEL.

      We are currently managed by a small number of key management and operating personnel whose efforts will largely determine our success. Our success also depends upon our ability to hire and retain qualified operating, marketing, sales, financial, accounting and technical personnel. Competition for qualified personnel in the residential systems integration industry is increasing. Accordingly, we may not be able to continue to hire or retain necessary personnel. The loss of key management personnel would likely have a material adverse impact on our business, results of operations and financial condition.

WE DEPEND ON THE AVAILABILITY OF SKILLED LABOR WHICH IS DIFFICULT TO ATTRACT AND RETAIN.

      We are growing rapidly, and our future success will depend to a significant extent upon our ability to attract, train and retain skilled technical, management, sales, marketing and consulting personnel. Competition for skilled personnel is intense. We may not be successful in attracting and retaining the personnel necessary to conduct our business successfully. If we are unable to attract, hire, assimilate and retain such personnel, it could have a material adverse effect on our business, financial condition and results of operations.

THE INDUSTRY IN WHICH WE OPERATE IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE WHICH COULD RENDER OUR OPERATIONS OBSOLETE.

      The voice, data and video convergence is subject to rapid and significant technological changes that materially affect the continued use of certain audio and video components, high-speed wiring and other components installed for our customers. Future technological changes, including changes related to the emerging wire and wireless transmission, switching technologies and Internet-related services and technologies, could have a material adverse effect on our business, results of operations and financial condition, particularly as it pertains to the continued resale of bundled digital services.

      The market for our services is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new product and service introductions. We may not be able to successfully identify new service opportunities and develop and bring new services to market. Our pursuit of necessary technological advances may require substantial time and expense, and we may not succeed in adapting our services to meet these rapid changes.

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY AND MANY OF OUR COMPETITORS HAVE MORE RESOURCES THAN THE COMPANY.

      We operate in a highly competitive environment and currently do not have a significant market share in any of our markets.

         Our residential integration services business is in an increasingly competitive industry. Our competition in the integration services industry generally includes numerous custom installation shops in each market we plan to enter. Additionally, we will compete with national home technology integrators such as Home Director, Inc. and integrated communications carriers providing broadband services such as Clearworks Net, Inc.

         Entering the bundled digital services business will increase the number of companies with which we will have to compete. In the bundled digital services industry, our competition includes Internet service providers such as AOL Time Warner, Inc., telecommunications companies such as Incumbent Local Exchange Carriers ("ILECs") and cable television companies that have longer operating histories, longer customer relationships, and substantially greater financial, management, technical development, sales, marketing, and other resources. Our ability to compete depends upon many factors, some of which are beyond our control, including the timing of introduction of new products and enhancements to existing products that we and our competitors have developed, customer service and support, sales and marketing efforts, and the performance, price and reliability of our products. Most of our actual and potential competitors in the bundled digital services space have substantially greater financial, technical, marketing and other resources (including brand name recognition) than we do. Also, the continuing trend toward business alliances in the telecommunications industry and the absence of substantial barriers to entry in the Internet services markets, could give rise to significant new competition.

WE MAY OPERATE IN A HIGHLY REGULATED INDUSTRY AND THERE CAN BE NO ASSURANCE THAT WE WILL RECEIVE THE REGULATORY APPROVALS TO CONDUCT OUR OPERATIONS.

         Our current operations are not subject to significant regulatory approvals. However, should we begin selling bundled digital services it could become necessary to obtain certain regulatory approvals that may cause us to incur significant expenditures in the approval process. The risks associated with potential entry into this and related industries are discussed below.

         Under the Federal Telecommunications Act of 1996, commonly referred to as the FTA, state and local legal requirements that prohibit or have the effect of prohibiting any entity from providing any intrastate or interstate telecommunications service are preempted. States and local authorities continue to have the authority to regulate, however, and to require telecommunications carriers to obtain certification, licenses, permits or similar approvals before providing services. Thus, our ability to provide additional intrastate services is dependent upon our receipt of requisite state regulatory approval. The inability to obtain the necessary approvals could have a material adverse effect on our business, results of operations and financial condition.

      The FTA imposes a duty upon all ILECs to negotiate in good faith with potential competitive telecommunications providers, which we could become, to provide interconnection to the ILEC's network, exchange local traffic, make unbundled network elements available and permit resale of most local telephone services. In the event that negotiations with the ILECs do not succeed, we have a right to seek arbitration with the state regulatory authority of any unresolved issues. Arbitration decisions involving interconnection arrangements in several states have been challenged and appealed to federal courts.

      Although passage of the FTA has resulted in increased opportunities for companies that are competing with the ILECs or other CLECs, current or future regulations adopted by the FCC or state regulators or other legislative or judicial initiatives relating to the telecommunications industry could have a material adverse effect on our business. In addition, although the FTA makes entry into the in-region long distance market by Regional Bell Operating Companies ("RBOC's") conditional upon their offering of local interconnection arrangements to other telecommunications service providers, these RBOC's may nonetheless delay the timely implementation of the required interconnection and other legal requirements.

      Internet-related information services are not currently subject to direct regulation by the FCC or any other U.S. agency other than regulation applicable to businesses generally. The FCC is considering whether additional regulations should be applied to Internet services and whether Internet service providers, or ISPs, should pay interexchange access charges and universal service fees. Moreover, as discussed below, the FTA and similar state laws create civil and criminal penalties for the knowing transmission of "indecent" material over the Internet. Additionally, the FTA may permit telecommunications companies, regional Bell operating companies or others to increase the scope or reduce the cost of their Internet access services. These and other changes in the regulatory environment relating to the telecommunications or Internet-related services industry could have an adverse effect on our Internet-related services business.

      We can make no assurances that appropriate regulatory approvals will continue to be obtained, or that approvals required with respect to the telephone and cable services for its bundled services will be obtained. The enactment by Federal, state and local governments of new laws, regulations or a change in the interpretation of existing regulations could cause a material adverse affect for the market for our services if these laws or regulations require significant capital outlays or restrictions on our businesses or if we fail to maintain compliance with any newly enacted regulations.

THE POTENTIAL LIABILITY OF INTERNET ACCESS PROVIDERS IS UNCERTAIN.

      We do not currently offer Internet access to our customers. However, we plan to resell such services on a monthly recurring revenue basis in the future. The law governing the liability of on-line service providers and Internet access providers for participating in the hosting or transmission of objectionable materials or information currently is unsettled. Because we do not expect to hold ourselves out as editing or otherwise controlling the content of communications that traverse our systems, we are generally unaffected by government content regulation.

      However, the ultimate imposition of potential liability on Internet access providers for information, which they host, distribute, or transport, could materially change the way they must conduct business. To avoid undue exposure to such liability, Internet access providers could be compelled to engage in burdensome investigation of subscriber materials or even discontinue offering services altogether. Any such event could have a material adverse effect on our business, results of operations and financial condition.

THE SUCCESS OF OUR BUNDLED DIGITAL SERVICES IS SUBJECT TO MANY FACTORS BEYOND OUR CONTROL.

      The success of our bundled digital services is dependent on residential and commercial development and construction. As such, we are subject to the same national and regional economic and demographic factors that affect demand in the housing industry generally. These factors include inflation, the costs of raw materials, interest rates, the availability of financing, and consumer confidence. Any of these factors could cause development of residential and commercial properties to be limited or discontinued which could cause a material adverse effect on the success of our bundled digital services.

THERE IS A LIMITED TRADING MARKET FOR OUR COMMON STOCK.

      From the period May 15, 2000 through March 1, 2001, PWEC's stock had been delisted. We complied with the requirements to relist our stock and began trading on March 2, 2001 under the name IntelliReady, Inc. (OTC:BB-IRDI). Our common stock is listed on the Over the Counter Bulletin

Board. We currently have no reliable way to estimate the average daily trading volume for our common stock. We cannot assure that a more active trading market will develop. Because there is a small public float in our common stock and it is thinly traded, sales of small amounts of common stock in the public market could materially adversely affect the market price for our common stock. If a more active market does not develop, we may not be able to sell shares in the future promptly, for prices that we deem appropriate, or perhaps at all.

OUR COMMON STOCK IS SUBJECT TO PENNY STOCK REGULATION.

    The Securities and Exchange Commission (the "SEC") has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks". Generally, penny stocks are equity securities with a price of less than $5.00 (other than securities registered on national securities exchanges or quoted on the NASDAQ system). While our shares are trading for less than $5 per share, the shares will be subject to the SEC's penny stock rules unless (1) our net tangible assets exceed $5,000,000 during our first three years of continuous operations or $2,000,000 after our first three years of continuous operations; or (2) we have had average revenue of at least $6,000,000 for the last three years. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prescribed by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. As long as the common stock is subject to the penny stock rules, shareholders may find it difficult to sell their common stock.

A BLOCK OF OUR STOCK IS OWNED BY INSIDERS.

      As of March 26, 2001, our current officers and directors as a group, together with their affiliates, beneficially owned approximately 71% of our stock. Accordingly, these stockholders will have substantial influence over our policies and management.

WE HAVE NOT PAID DIVIDENDS AND DO NOT EXPECT TO DO SO IN THE FORESEEABLE FUTURE, SO OUR STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR INVESTMENT WITHOUT SELLING THEIR SHARES.

      We have not paid dividends since our inception and do not expect to in the foreseeable future, so our stockholders will not be able to receive a return on their investments without selling their shares. We presently anticipate that all earnings, if any, will be retained for development of our business. Any future dividends will be subject to the discretion of the board of directors and will depend on, among other things, future earnings, our operating and financial condition, our capital requirements and general business conditions.

THE MARKET PRICE OF OUR COMMON STOCK COULD BE ADVERSELY AFFECTED BY SALES OF SUBSTANTIAL AMOUNTS OF COMMON STOCK IN THE PUBLIC MARKET OR THE PERCEPTION THAT SUCH SALES COULD OCCUR.

      As of March 26, 2001, we had 10,488,916 shares of common stock outstanding. Approximately 1,224,666 additional shares of common stock were issuable upon the exercise of outstanding options, warrants and convertible securities. The market price of our common stock could be adversely affected by sales of substantial amounts of common stock in the public market or the perception that such sales could occur.

ITEM 2.     DESCRIPTION OF PROPERTIES

      Our principal offices are located in the Denver, Colorado metropolitan area, consisting of approximately 9,500 square feet of space. We lease this space under an agreement that expires in July of 2004 at a current annual base rental of approximately $95,000, net of amortization of deferred rent.

ITEM 3.     LEGAL PROCEEDINGS

     On February 8, 2001 we entered into an agreement with Michael D. Murdock and Yolanda Hoff, the founders of Time Direct, to terminate their employment, extinguish all obligations between the parties and resolve all past and present disputes with a mutual, legal release. In the agreement we gave up all rights to the name Time Direct and the Enhanced Living website. We were not using either of those assets and had no intention of doing so in the foreseeable future. The parties to the agreement are free to contact and solicit any of our customers; however, Mr. Murdock and Ms. Hoff have agreed not to solicit for employment any of our current employees except the two employees who previously worked for Mr. Murdock and Ms. Hoff at Time Direct. We agreed to transfer two vans that were previously owned by Time Direct and pay $60,000 in exchange for cancellation of a $200,000 promissory note and two four-year employment contracts, with base annual salaries of $100,000. These employment agreements had approximately three and one-fourth (3.25) years remaining and required us to grant significant stock options to Mr. Murdock and Ms. Hoff. We maintain rights and obligations to all remaining assets and liabilities originally acquired in the acquisition of Time Direct. Further, Mr. Murdock and Ms. Hoff agreed that they are not entitled to any stock or stock options except for the aggregate 40,000 shares of our stock that they currently own. We believe this was a very positive resolution of this dispute.

         On December 14, 2000 we settled a dispute with Pyramid Equipment Leasing Corporation ("Pyramid") for approximately $25,000 on behalf of our predecessor company, PWEC. This dispute involved a deposit paid to Pyramid for services to be performed. It was PWEC's position that Pyramid never performed services and was required to refund the deposit. PWEC was awarded a default judgment on May 28, 1998. The ultimate settlement was in excess of the deposit but less than the judgment, which included attorney's fees and interest.

      Additionally, we may be subject to legal proceedings and claims that arise in the ordinary course of business. We are not currently aware of any such proceeding. We do not expect that the results in any potential legal proceedings will have a material adverse effect on our financial condition or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We held a special meeting of shareholders on November 8, 2000 to vote on issues disclosed in the Company's Definitive Information Statement, Form 14C filed with the SEC on October 19, 2000, incorporated herein by this reference. There were no other matters submitted to a vote of the security holders in the fourth quarter of the year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Until May 15, 2000, shares of our predecessor company, PWEC, were traded on the Over-the-Counter Bulletin Board ("OTC:BB") under the symbol "PWEC". PWEC's stock was delisted from the OTC:BB on May 15, 2000 because of PWEC's failure to comply with Rule 15c2-11 and the provisions of the Securities and Exchange Act of 1934 generally. We have since complied with those reporting requirements, changed our symbol to "IRDI" and are currently quoted on the OTC:BB.

         High and low prices reported below are from the OTC:BB and reflect inter-dealer prices, without retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

                           Quarter Ended                               HIGH             LOW
         ----------------------------------------                     ------          ------

         March 31, 2000                                                (1)              (1)
         June 30, 2000                                                 (1)              (1)
         September 30, 2000                                            (1)              (1)
         December 31, 2000                                             (1)              (1)
         March 31, 2001                                                (1)              (1)

         (1) Due to the fact we commenced operations on May 18, 2000 with the acquisition of Time Direct, the reverse merger with our predecessor company, PWEC, was not consummated until October 4, 2000 and our common stock was delisted for periods including the second quarter through the end of 2000 and was not traded again until March 2, 2001, no trading information is presented for those periods. On March 21, 2001 the closing bid and ask price for our common stock was 1 5/8 and 2 1/8, respectively.

      We have not paid dividends since our inception and do not expect to in the foreseeable future, so our stockholders will not be able to receive a return on their investments without selling their shares. We presently anticipate that all earnings, if any, will be retained for development of our business. Any future dividends will be subject to the discretion of the board of directors and will depend on, among other things, future earnings, our operating and financial condition, our capital requirements and general business conditions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Due to the fact we commenced operations on May 18, 2000 with the acquisition of Time Direct the following discussions and analysis by our management is prepared for the period ended December 31, 2000.

         We currently provide structured wiring to new construction and on a retrofit basis to existing homes. Additionally we sell and install consumer electronics products, including without limitation, audio video components, computers and related products, home technology products, and security systems. We intend to provide bundled digital services to our customers and currently offer security system monitoring and maintenance.

         It is our belief that by establishing a relationship with the homeowner we will be in position to offer them a full range of bundled digital services. This will likely be accomplished by directing these services through a central control device located in the home. We refer to this device as an IntelliReady gateway. By offering these services on a single recurring monthly bill, we believe we can simplify homeowners' lives and enhance their quality of service.

FISCAL 2000

      The following table sets forth certain operating information regarding the period ended December 31, 2000:

                                                                                             2000
                                                                                         ------------
          Revenues ...................................................................   $   512,429
          Costs and expenses .........................................................     1,805,682
          Loss from operations .......................................................    (1,293,253)
          Net loss ...................................................................   $(1,263,495)
          Basic loss per share .......................................................   $      (.13)

           The following summary table presents cash flows of the Company for the period ended December 31, 2000:

                                                                                             2000
                                                                                           -------
          Net cash used by operating activities ......................................     $757,612
          Net cash provided by investing activities ..................................     $201,247
          Net cash provided by financing activities ..................................     $622,404

      Cash used in operating activities for the period ended December 31, 2000 was $757,612. The primary components of cash used were a net loss of $1,263,495, an increase in accounts receivable of $47,514 and an increase in inventories and other assets of $97,161 and $38,150, respectively. These uses were partially offset by an increase in accounts payable of $399,793, stock issued for services of $180,652 and capital contributed for services of $52,848. Cash provided by investing activities was $201,247. The primary components of cash provided were the cash acquired in the reverse merger of $230,999 and the acquisition of Time Direct of $23,275, partially offset by purchases of equipment in the amount of $53,027. Cash provided by financing activities for the 2000 period was $622,404, which was provided primarily by the sale of Company common stock of $1,203,175 partially offset by repayments of debt in the amount of $515,000.

      REVENUES. Total revenue for the period ended December 31, 2000 was $512,429. We acquired one company during 2000 and entered into a subcontractor relationship with another and expanded their operations.

      Revenues from consumer electronics component sales were $154,692 for the 2000 period. Component revenues are derived from the sale of consumer electronics. This revenue is a direct result of the business operations described above.

      Revenues from structured wiring and installation services solutions for residential customers were $353,876 for the 2000 period. We deployed our structured wiring solutions in approximately 200 homes in the Denver area during the period ended December 31, 2000. A total of 30 homebuilders used our structured wiring solutions during this period. We currently have a backlog of new homes under contract.

         COSTS AND EXPENSES. Costs and expenses for the period ended December 31, 2000 were $1,805,682.

         Cost of sales was $418,890 for the 2000 period, consisting of $141,939 for labor, $270,081 for materials and $6,870 for fuel, freight and delivery. The gross profit margin on total sales in 2000 was 18%. We expect this margin, as a percentage of sales, to improve as our buying power improves and economies of scale are realized.

         Selling, general and administrative expenses for the period ended December 31, 2000 were $1,313,808. During 2000, we concentrated on building sales, marketing and management infrastructure for implementation of our business plan. We added key management and other personnel in all areas of our organization to provide support for acquisition activity and the development of our Bundled Digital Services offering.

         As a result of establishing our infrastructure, salaries and related expenses for the 2000 period were substantially greater as a percentage of sales, than we anticipate in the future. Salaries and related expenses for the 2000 period were $612,366. We had 27 management, sales, administrative and field personnel at December 31, 2000.

      Legal fees for the 2000 period were $6,190. Legal fees were related to SEC filings, litigation and general corporate matters. Accounting fees were $68,171 and were comprised of expenses associated with PWEC's audit for the year ended December 31, 1999, SEC reporting and compliance and outside consultants. The cost of investor relations was $49,297 for 2000. These expenses are comprised of transfer agent expenses, investor relations firm fees, printing and postage and outside consultants. Rents were $47,020 for fiscal 2000. The primary component of this category was the cost associated with the Company's office lease. Other selling, general and administrative expenses were $530,763 in fiscal 2000. This category is primarily comprised of travel and entertainment expenses, outside consultants, recruiting, advertising, insurance, office supplies and telephone and communications expenses.

      We have recorded goodwill equivalent to the excess of the cost of the company acquired over the fair value of their net assets at the date of acquisition. We are amortizing this cost over a ten-year period. Amortization of goodwill was $11,778 for the 2000 period. Depreciation expense for the 2000 period was $8,268.

      OTHER INCOME/EXPENSE. Other income and expense is comprised of interest income and expense and income from the settlement of litigation. We earned $5,254 in interest during the period ended December 31, 2000. Interest expense during 2000 was $52,938. Income from settlement of litigation and other miscellaneous income was $24,504.

      CAPITAL EXPENDITURES

      The Company incurred capital expenditures for tenant finish, computer equipment, tools and vehicles, and other office equipment. Capital expenditures for the period ended December 31, 2000, totaled $53,027.

      CAPITAL RESOURCES

      During 2000, our capital resources have been provided primarily through one private placement of common stock and a note payable to Compass Bancshares, Inc. Our stock was placed to a total of 50 entities and realized $1,168,075, net of offering costs of $83,850. In addition, we issued 126,935 shares of common stock for services valued at $180,652 and issued 487,332 shares of common stock for $230,999 in the reverse merger with PWEC. Furthermore, we issued 40,000 shares of common stock for the settlement of $60,000 of debt to the founders of Time Direct.

         We borrowed $885,000 under a note payable on May 4, 2000. We paid $500,000 of the principal balance during 2000, primarily from funds raised in the private placement. The note matures on May 4, 2001 and carries an interest rate of nine and eight tenths percent (9.8%) per annum. Substantially all of the remaining resources were consumed in the ordinary course of business.

         Additionally, we issued a promissory note on February 14, 2001 to NWH, a related party, due on demand, in the principal amount of $315,000 at an annual interest rate of ten percent (10%).

         NWH has agreed to fund our operations under a line of credit ("LOC") agreement dated February 14, 2001. The terms of this LOC state that the amounts drawn under the line are payable on demand and carry an interest rate of ten percent (10%); provided that the interest rate may be adjusted in the event the prime rate increases. As of March 26, 2001, we had drawn $446,376 on this LOC. NWH has agreed to fund our operations for the remainder of the 2001 period subject to the terms of the LOC; however, we intend to replace this LOC with bank debt.

      LIQUIDITY

      The ability to satisfy our obligations depends in part upon our ability to reach a profitable level of operations and securing short and long-term financing for development of our commercial and residential products and services. We are currently in discussions with other financial institutions to provide additional funding through a combination of debt and equity to fund our business plan. There is no assurance that short and long-term financing can be obtained to fulfill our capital needs. Without the short or long-term financing, we will attempt to sell additional common stock to meet our current and future capital needs. If we are not able to obtain either short or long-term funding or funding through the sale of our common stock, we will be required to cut back our expansion plans and operate and fund our operations with internally generated funds from our components integration, and structured wiring business units and additional draws on our LOC with NWH, discussed above.

      IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In 1999 the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption by the Company of Statement 133 did not impact the Company's financial statements.

The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin
(SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not believe that adoption of this SAB will have a material impact on its financial statements.

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS



                                                                                                          PAGE
                                                                                                          ----
INTELLIREADY, INC. AND SUBSIDIARY
Independent Auditors' Report                                                                               F-2

Consolidated Financial Statements:
     Balance Sheet                                                                                         F-3

     Statement of Operations                                                                               F-4

     Statement of Changes in Stockholders' Equity (Deficit)                                                F-5

     Statement of Cash Flows                                                                               F-6

Notes to Consolidated Financial Statements                                                                 F-7

                                AJ. ROBBINS, P.C.
                        3033 EAST FIRST AVENUE, SUITE 201
                             DENVER, COLORADO 80206


                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of IntelliReady, Inc.
Aurora, Colorado


We have audited the accompanying consolidated balance sheet of IntelliReady, Inc. and Subsidiary as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IntelliReady, Inc. and Subsidiary as of December 31, 2000, and the consolidated results of its operations and their cash flows for the period then ended in conformity with generally accepted accounting principles.



                                     AJ. ROBBINS, P.C.
                                              CERTIFIED PUBLIC ACCOUNTANTS
                                                       AND CONSULTANTS



DENVER, COLORADO
MARCH 2, 2001

                               INTELLIREADY, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000


                                                      ASSETS


CURRENT ASSETS:
     Cash                                                                             $     66,039
     Trade accounts receivable                                                             115,139
     Inventory                                                                              97,161
     Other assets                                                                           38,150
                                                                                      ------------

                  Total Current Assets                                                     316,489

PROPERTY AND EQUIPMENT, net                                                                197,863

GOODWILL, net                                                                              176,669
                                                                                      ------------

                                                                                      $    691,021
                                                                                      ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Payable, related parties                                                         $      6,000
     Accounts payable                                                                      220,849
     Accrued expenses                                                                      203,154
     Bank note payable                                                                     385,000
     Deferred income                                                                        13,202
     Capital lease obligations, current portion                                             52,242
     Current portion of long-term debt                                                       5,727
     Current portion of long-term debt, Time Direct , LLC acquisition                       82,267
                                                                                      ------------

                  Total Current Liabilities                                                968,441

DEFERRED RENT                                                                               23,667

CAPITAL LEASE OBLIGATIONS, net of current portion                                           29,086

LONG-TERM DEBT, net of current portion                                                       4,265

LONG TERM DEBT, Time Direct, LLC acquisition, net of current portion                        90,733
                                                                                      ------------

                  Total Liabilities                                                      1,116,192
                                                                                      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, no par value, 10,000,000 shares authorized - none
        issued                                                                                  --
     Common stock, no par value, 65,000,000 shares authorized -
        10,488,916 shares issued and outstanding                                         2,139,726
     Contributed capital                                                                    58,598
     Accumulated (deficit)                                                              (2,623,495)
                                                                                      ------------

                  Total Stockholders' Equity  (Deficit)                                   (425,171)
                                                                                      ------------

                                                                                      $    691,021
                                                                                      ============


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               INTELLIREADY, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                        FOR THE PERIOD FROM MAY 18, 2000
                              TO DECEMBER 31, 2000






REVENUES                                                 $    512,429
                                                         ------------



COSTS AND EXPENSES:
     Cost of sales                                            418,890
     General and administrative                             1,313,808
     Depreciation and amortization                             20,046
     Interest expense                                           2,885
     Interest expense - related parties                        50,053
                                                         ------------

                  Total Expenses                            1,805,682
                                                         ------------

OTHER INCOME
     Interest income                                            5,254
     Other income                                              24,504
                                                         ------------

                  Total Other Income                           29,758
                                                         ------------

NET (LOSS)                                               $ (1,263,495)
                                                         ============


NET (LOSS) PER COMMON SHARE - BASIC                      $       (.13)
                                                         ============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        9,802,626
                                                         ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               INTELLIREADY, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE PERIOD MAY 18, 2000 TO DECEMBER 31, 2000



                                                                      STOCK
                                          COMMON STOCK             SUBSCRIPTION     CONTRIBUTED      ACCUMULATED
                                      SHARES          AMOUNT        RECEIVABLE       CAPITAL          (DEFICIT)          TOTAL
                                   -----------     -----------     ------------     -----------      -----------      -----------
BALANCES,
   MAY 18, 2000                      9,000,000     $   500,000      $  (500,000)    $        --      $  (574,261)     $  (574,261)

   Payment for stock
     subscription                           --              --          500,000              --               --          500,000

   Payments to related
     parties                                --              --               --              --         (785,739)        (785,739)

   Contributed capital,
     services                               --              --               --          52,848               --           52,848

   Contributed capital, cash                --              --               --           5,750               --            5,750

   Stock issued for debt to
     Time Direct, LLC                   40,000          60,000               --              --               --           60,000

   Stock issued for services           126,935         180,652               --              --               --          180,652

   Stock issued in private
     placements, net of
     offering costs of $83,850         834,649       1,168,075               --              --               --        1,168,075

   Stock issued in reverse
     merger with PanWestern
     Energy Corp.                      487,332         230,999               --              --               --          230,999

   Net (loss)                               --              --               --              --       (1,263,495)      (1,263,495)
                                   -----------     -----------      -----------     -----------      -----------      -----------

BALANCES, DECEMBER 31, 2000         10,488,916     $ 2,139,726      $        --     $    58,598      $(2,623,495)     $  (425,171)
                                   ===========     ===========      ===========     ===========      ===========      ===========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               INTELLIREADY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE PERIOD FROM MAY 18, 2000 TO DECEMBER 31, 2000

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
     Net (loss)                                                         $ (1,263,495)
     Adjustments to reconcile net (loss) to net cash from operating activities:
              Depreciation and amortization                                   20,046
              Stock issued for services                                      180,652
              Contributed capital for services                                52,848
              Changes in assets and liabilities:
                  Accounts receivable                                        (47,514)
                  Other assets                                               (38,150)
                  Inventory                                                  (97,161)
                  Payables, related parties                                   (1,500)
                  Accounts payable and accrued expenses                      399,793
                  Deferred revenue                                            13,202
                  Deferred rent                                               23,667
                                                                        ------------

                        Net Cash (Used) by Operating Activities             (757,612)
                                                                        ------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
     Cash acquired-acquisition of subsidiary                                  23,275
     Cash acquired in reverse merger                                         230,999
     Purchase of equipment                                                   (53,027)
                                                                        ------------

                       Net Cash Provided by Investing Activities             201,247
                                                                        ------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
     Payment of long-term debt                                                (4,433)
     Payment of bank note payable                                           (500,000)
     Payment of long-term debt, Time Direct, LLC                             (15,000)
     Payment of capital lease obligations                                    (39,488)
     Sale of common stock                                                  1,203,175
     Payment of offering costs                                               (27,600)
     Cash contributed by stockholder                                           5,750
                                                                        ------------

                       Net Cash Provided by Financing Activities             622,404
                                                                        ------------

INCREASE IN CASH                                                              66,039

CASH, beginning of period                                                         --
                                                                        ------------

CASH, end of period                                                     $     66,039
                                                                        ============

See Note 11


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               INTELLIREADY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY

Wiens Industries, Inc. was organized under the laws of the State of Colorado on April 21, 1998. It was in the development stage as defined in Financial Accounting Standards Board Statement No. 7 until the acquisition of IntelliReady of Colorado (IROC) formerly known as Time Direct, LLC (Time Direct) (see Note
2). Prior to the acquisition of Time Direct, Wiens Industries, Inc. had not commenced operations.

In October 2000 Wiens Industries, Inc. was acquired by Pan Western Energy Corp. (Pan Western), a public entity in exchange for 81,201,789 shares of Pan Western. Prior to the merger, Pan Western previously had operated in the oil and gas industry and transferred all of its oil and gas properties in exchange for settlement of its then outstanding liabilities. Pan Western then changed its name to IntelliReady, Inc., re-incorporated in Colorado and implemented a one for 8.25780933 reverse split. Prior to the merger, Pan Western had granted warrants to purchase its common stock to one of its lenders. Concurrent with the merger, the Company granted the lender warrants to purchase 70,000 shares of the Company's common stock for $7.00 per share and cancelled all outstanding Pan Western warrants. For financial reporting purposes, the acquisition is treated as a reverse merger, whereby Wiens Industries is treated as the accounting acquirer reporting under the name of IntelliReady, Inc. (the Company).

ACTIVITY

The Company is a residential system integrator that installs and services entire home entertainment systems, security and surveillance systems, telephone systems, computer networks and home theaters. The Company's strategy is to increase revenues through strategic acquisitions. The Company has not completed any acquisitions other than Time Direct and does not have any letters of intent for acquisitions.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary IROC. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less.

                               INTELLIREADY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value of financial instruments approximate carrying value due to the short maturity of the instruments. Fair value of notes payable was based upon current borrowing rates available for financing with similar maturities.

MANAGEMENT'S PLAN

The majority stockholder of the Company has agreed that he will continue to use his best efforts to financially support the Company with any cash flow deficiencies it may have in their calendar year end 2001 through a revolving line of credit bearing interest at 10%.

INCOME TAXES

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year end.

For federal income tax purposes, substantially all expenses must be deferred until the Company commences business and then they may be written off over a 60-month period. Therefore, $1,360,000 of net losses incurred in the period from April 21, 1998 (inception) to May 18, 2000 have not been deducted for tax purposes and represent a deferred tax asset. The Company commenced operations on May 18, 2000. The Company has a net operating loss of approximately $2,600,000, which expires in 2020. The Company is providing a valuation allowance in the full amount of the deferred tax asset since there is no assurance of future taxable income. Tax deductible losses can be carried forward for 20 years until utilized.

GOODWILL

Goodwill represents the excess of cost over the fair value of assets acquired and is amortized using the straight-line method over 10 years. The Company assesses the recoverability of its goodwill whenever adverse events or changes in circumstances or business climate indicate that expected future cash flows (undiscounted and without interest charges) for individual business units may not be sufficient to support recorded goodwill. If undiscounted cash flows are not sufficient to support the recorded asset, impairment is recognized to reduce the carrying value of the goodwill based on the expected discounted cash flows of the business unit. Expected cash flows are discounted at a rate commensurate with the risk involved. Amortization expense for the period ended December 31, 2000 was $11,778.

                               INTELLIREADY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF LONG LIVED ASSETS

The Company evaluates its long lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate the future undiscounted cash flows of certain long lived assets are not sufficient to cover the carrying value of such assets, the assets are adjusted to their fair values. No adjustment to the carrying value of the assets has been made.

STOCK-BASED COMPENSATION

The Company accounts for stock based compensation in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123). Under the provisions of SFAS No. 123, companies can either measure the compensation cost of equity instruments issued under employee compensation plans using a fair value based method, or can continue to recognize compensation cost using the intrinsic value method under the provisions of APB No. 25. However, if the provisions of APB No. 25 are continued, proforma disclosures of net income or loss and earnings or loss per share must be presented in the financial statements as if the fair value method had been applied. The Company recognizes compensation costs under the provisions of APB No. 25 and provides the expanded disclosure required by SFAS No. 123.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In 1999 the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption by the Company of Statement 133 did not impact the Company's financial statements.

The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin
(SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not believe that adoption of this SAB will have a material impact on its financial statements.

EARNINGS (LOSS) PER COMMON SHARE

During 1997 the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings (loss) per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive.

                               INTELLIREADY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

WARRANTY POLICY

The Company warrants all materials and workmanship for a period of one year from the date of completion. Any warranties and/or manufacturers' guarantees on consumer products are supplied to the customer. The Company has not experienced any warranty costs to date and has not recorded an allowance as of December 31, 2000.

GEOGRAPHIC CONCENTRATION

The Company currently operates in the Denver, Colorado metropolitan area and is subject to the construction and home improvement market conditions in that area.

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base includes three significant home builders. Although the Company is directly affected by the financial well-being of the home building industry, management does not believe significant credit risk existed at December 31, 2000.

At December 31, 2000 the accounts receivable balance for two major customers totaled $32,424 or 26% of the total accounts receivable balance.

Revenues for services provided to one customer accounted for approximately 13% of revenues in 2000.

The Company maintains all cash in bank deposit accounts which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

INVENTORIES

Inventories consisting of products purchased for resale and parts and supplies for installation are valued at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT

Furniture and equipment is recorded at cost. Depreciation expense is provided on a straight-line basis using the estimated useful lives of 5-7 years. Depreciation expense for the period ended December 31, 2000 was $8,268.

                               INTELLIREADY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Revenues are recognized as work is completed.

YEAR 2000 ISSUES

To date the Company has not experienced any interruptions with respect to the Year 2000 issue, but cannot reasonably predict with certainty that they will not experience any interruptions.

NOTE 2 - ACQUISITION OF TIME DIRECT, LLC

On May 18, 2000, the Company acquired all of the issued and outstanding limited liability interests of Time Direct, LLC, a Colorado limited liability company. Time Direct's principal business is pre-wiring homes for integrated communication, audio and video services. Subsequent to the acquisition, Time Direct had been operating under the business name IntelliReady Homes and is now known as IntelliReady of Colorado (IROC). The purchase price has been allocated as follows:


Cash                                      $     23,275
Accounts receivable                             67,625
Property and equipment                          32,288
Accounts payable and accrued expenses          (24,210)
Notes payable                                  (14,425)
Goodwill                                       188,447
                                          ------------

         Total purchase price                  273,000
Notes payable                                 (248,000)
                                          ------------

Cash paid at closing                      $     25,000
                                          ============

The $248,000 notes payable consist of a $75,000 non-interest bearing promissory note paid in July 2000 when the Company issued 40,000 shares of common stock in exchange for $60,000 of the above debt and repaid $15,000 in cash and a $200,000 non-interest bearing promissory note due in equal $100,000 installments on May 18, 2001 and 2002, respectively. The Company imputed interest at 9.8% on the note in the amount of $27,000 and reduced the note by this amount. The Company recognizes interest expense over the life of the loan. The Company was relieved of the $200,000 note payable subsequent to year end. (See Note 6)

IROC was recently established. Proforma results are not presented due to immaterial operations.

                               INTELLIREADY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - PAYMENTS TO RELATED PARTIES

During the periods ended December 31, 1999 and December 31, 2000, the Company accrued for and subsequently paid to certain related party entities controlled by the Company's then sole stockholder payments for efforts made on behalf of the Company prior to the commencement of operations of the Company. The payments were made in cash and equity and were recorded as expense through a reduction to retained earnings.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:


                                                        DECEMBER 31,
                                                            2000
                                                        ------------

Furniture and fixtures                                  $    127,629
Equipment                                                     29,788
Leasehold improvements                                        48,714
                                                        ------------
                                                             206,131
     Less accumulated depreciation and amortization           (8,268)
                                                        ------------

                                                        $    197,863
                                                        ============


NOTE 5 - LONG-TERM DEBT

Long-term debt consisted of the following:


                                                             DECEMBER 31,
                                                                 2000
                                                             ------------
Two notes payable to a financing company; each note has
    monthly payments of $268, interest at 8.49%, secured
    by equipment and due October 2002                        $      9,992

         Less current portion                                       5,727
                                                             ------------

                                                             $      4,265
                                                             ============

                               INTELLIREADY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - COMMITMENTS AND CONTINGENCIES

CONSULTING AGREEMENTS

During April 2000 the Company entered into a consulting agreement for executive recruiting. The Company issued common stock valued at $226,000.

During June 2000 the Company entered into a consulting agreement for financial advisory and investment banking services for a term of one year. The fee for the financial advisory services will not exceed $15,000. Additionally, the Company has agreed to pay a fee of 4% of all funds raised by the Company from investors located by the consultant. The Company has not incurred any fees as of December 31, 2000.

In September 2000 the Company entered into a financial consulting agreement with Equity Investor Communications, Inc. (Consultant) for financial consulting advice. The Company will pay a monthly retainer of $5,000. The Company also issued warrants expiring in September 2010 for the Consultant to purchase up to 50,000 shares of common stock at $2.50 and 50,000 shares of common stock at $4.50 valued at $63,000. The agreement expires in September 2001.

OPERATING LEASE

In August 2000 the Company entered into a forty-eight month lease for office space occupied by its subsidiary. The lease commenced in December 2000 after leasehold improvements were completed.

Future minimum operating lease commitments as of December 31, 2000 are as follows:


Year Ended December 31,                        Amount
-----------------------               ---------------
2001                                  $      95,000
2002                                  $     100,000
2003                                  $     106,000
2004                                  $     109,000

Rent expense was $47,020 for the period ended December 31, 2000.

                               INTELLIREADY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

EMPLOYMENT AGREEMENTS

The Company had entered into employment agreements with the former interest owners of Time Direct. The agreements were for terms of four years each and called for annual base salaries of $100,000 and performance based cash bonuses. The employees were to receive annual stock options (Annual Options), based upon the employees' current salaries and prior year bonuses divided by the average bid and ask price for the 10 consecutive days immediately after the date of grant. The employees were also to receive additional options (Original Options), based upon the employees' current salaries and current year bonuses divided by the average bid and ask price for the 10 trading days immediately following the conversion of the Company to a public reporting company or the price per share for which the Company's shares are sold in an initial public offering prior to December 31, 2000. The agreements were terminated in February 2001. In consideration of their resignations they received $60,000, were allowed to contact and solicit customers, and released the Company of the note payable obligation of $200,000.

During 2000 the Company entered into employment agreements with certain executives that provide for annual salaries ranging from $60,000 to $180,000, bonuses of 20% to 30% of base pay, and granted 1,000,000 stock options to purchase the Company's common stock which vest over a three year period and are exercisable at prices ranging from $2.00 to $4.00 per share.

LITIGATION

The Company is a party to various claims, complaints, and other legal actions that have arisen in the ordinary course of business. The Company believes that the outcome of all pending legal proceedings, in the aggregate, will not have a material adverse effect on the Company's financial condition or the results of its operation or cash flows.

WIRING SERVICES AGREEMENT

In September 2000 IROC entered into a Wiring Services Agreement with Advanced Custom Systems, Inc. (ACS) whereby ACS assigned all of its rights and obligations under certain contracts to IROC and IROC also employed former ACS employees to fulfill these contracts. IROC shall pay ACS 50% of the net profit earned on these contracts. The agreement terminates the later of April 30, 2001 or upon completion of all assigned contracts. As of December 31, 2000 no amounts were paid to ACS or accrued on these contracts since there were no net profits recognized pursuant to the terms of the agreement.

                               INTELLIREADY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7 - CAPITALIZED LEASE OBLIGATIONS

The Company leases various equipment under capitalized leases expiring through 2003. The assets have been recorded at the lower of the present value of the minimum lease payments or their fair value and are depreciated over the assets' estimated useful lives.

Minimum future lease payments under the capital leases as of December 31, 2000 are as follows:

Year Ended December 31,
2001                                            $   64,808
2002                                                28,851
2003                                                 4,176
                                                ----------
Total minimum lease payments                        97,835
Less amount representing interest                   16,507
                                                ----------
Present value of net minimum lease payments
  with interest at approximately 17% - 24%          81,328
Less current portion                                52,242
                                                ----------

                                                $   29,086
                                                ==========


As of December 31, 2000 equipment includes $120,816 acquired through capital leases. Accumulated depreciation related to these assets was $3,471.

NOTE 8 - DEFERRED RENT

Upon execution of a forty-eight month lease for its office space for its subsidiary commencing August 1, 2000, the Company was granted 4 months "free" rent. As required by generally accepted accounting principles, rent expense is being recognized by amortizing the total minimum rentals payable under the lease over the term of the lease on a straight-line basis. The deferred rent shown on the balance sheet as of December 31, 2000 represents the excess of the total amount charged to rent expense over the amounts actually due and payable under the lease as of such date, of which $7,864 has been classified as current and $23,667 as long term, respectively.

NOTE 9 - EQUITY INCENTIVE PLAN

EQUITY INCENTIVE PLAN

On May 18, 2000 the Company adopted the Equity Incentive Plan (the Plan) which provides for the granting of options to officers, directors, employees and consultants. 900,000 shares of common stock are reserved under the plan for the granting of options. The Plan is in effect until May 18, 2007, unless extended by the Company's stockholders. The options are exercisable to purchase stock for a period of seven years from the date of grant.

                               INTELLIREADY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9 - EQUITY INCENTIVE PLAN (CONTINUED)

At the next annual stockholders meeting, the Company intends to ask its stockholders to increase the number of shares available for issuance under the Plan. In the event that the stockholders do not approve the increased shares, the Company will set aside its obligations pursuant to the stock options with non-qualified stock options.

Incentive Stock Options granted pursuant to this Plan may not have an option price that is less than the fair market value of the stock on the date the option is granted. Incentive stock options granted to significant stockholders shall have an option price of not less than 110% of the fair market value of the stock on the date of the grant.



                                                                   OUTSTANDING OPTIONS           WEIGHTED
                                                               ---------------------------       AVERAGE
                                                OPTIONS                        PRICE PER         EXERCISE         EXERCISE
                                               AVAILABLE         NUMBER          SHARE             PRICE           AMOUNT
                                              -----------      -----------     -----------      -----------      -----------
Initial reserve, May 18,
   2000                                           900,000               --     $        --      $        --      $        --
Granted during 2000                            (1,045,000)       1,045,000       2.00-4.00             2.50        2,587,500
Cancelled during 2000                              45,000          (45,000)    $     (4.00)     $      4.00         (180,000)
                                              -----------      -----------     -----------      -----------      -----------

Balance, December 31,
   2000                                          (100,000)       1,000,000     $ 2.00-3.50      $      2.50      $ 2,407,500
                                              ===========      ===========     ===========      ===========      ===========

NOTE 10 - BANK NOTE PAYABLE

In May 2000, the Company entered into an $885,000 note payable to a bank controlled by a relative of the then sole stockholder. The note bears interest at 9.8% per annum, which is due monthly and principal is due in May 2001. The Company has repaid $500,000 as of December 31, 2000.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

In connection with the acquisition of the Time Direct, the Company executed notes payable to the former owners for $248,000 and assumed liabilities of $38,635 in exchange for the following assets during the period ended December 31, 2000:


Accounts receivable        $     67,625
Property and equipment           32,288
Goodwill                        186,722
                           ------------
                           $    286,635
                           ============

Cash paid for interest during the period ended December 31, 2000 was $42,105.

                               INTELLIREADY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMON STOCK

During the period ended December 31, 2000, the Company issued 834,649 shares of common stock for $1,168,075 net of offering costs of $83,850.

During 2000 the Company's Chairman of the Board transferred common stock from his own holdings for cash and services benefiting the Company, valued at $58,598.

During 2000 the Company issued 126,935 shares of common stock for services valued at $180,652.

During July 2000 the Company exchanged 40,000 shares of common stock for $60,000 of debt payable to the former owners of Time Direct, LLC.

NOTE 13 - STOCK-BASED COMPENSATION

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The standard requires the Company to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees, which resulted in charges to operations of $-0- during the year ended December 31, 2000.

The Company did not adopt the fair value method with respect to employee stock options; the Company continues to account for these under the "intrinsic value" method. Had the Company adopted the fair value method with respect to options issued to employees as well, there would have been no charge to income in 2000 because none of the stock options were vested at December 31, 2000.

NOTE 14 - SUBSEQUENT EVENTS

In February 2001 the Company entered into a $315,000 promissory note payable to an entity controlled by the Company's Chairman. The note bears interest at 10%, which is due annually beginning February 1, 2002. The principal and accrued unpaid interest are due on demand.

      ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         We have not changed accountants since our inception. However, PWEC had previously retained Deloitte & Touche, LLP. Following the closing of the merger, we filed an 8K, incorporated by this reference, indicating that A.J. Robbins, PC would act as our accountants.

                                    PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT




                                   MANAGEMENT

         The following table lists the names of our directors and each of our executive officers, their respective positions and ages, and the year in which each director was first elected. Each director has been elected to hold office until the next annual meeting of shareholders and thereafter until his successor is elected and has qualified. Additional information concerning each of these individuals follows the table.

Name                              Age   Position with the Company        Director Since
----                              ---   -------------------------        --------------

Thomas J. Wiens                   48    Chairman of the Board            March 14, 2000
Scott B. Campbell                 53    Chief Executive Officer,         February 27, 2001
                                        President and Director

Gerald Raskin                     59    Director                         October 4, 2000
Lawrence Smith                    41    Executive VP of Sales &
                                        Marketing

David I. Rosenthal                46    Chief Financial Officer &
                                        Executive VP
Richard A. Forti                  47    Executive VP of Operations


SCOTT B. CAMPBELL. Mr. Campbell served as a Vice President of WorldGate Communications, Inc. from 1997 through August 2000. From 1992 to 1997 he was the founder of Genesis International Group, LLC, a cable industry and e-commerce consulting firm. From 1986 to 1990 he was a Senior Vice President of the Home Shopping Network ("HSN") and was the Executive Vice President of a subsidiary of HSN from 1990 to 1992. He has a Bachelor of Science degree from the University of Delaware and has done graduate studies in marketing at Temple University. Mr. Campbell is not a director of any other entity that has securities registered under the Securities Exchange Act of 1934.

THOMAS J. WIENS. Mr. Thomas J. Wiens has served as the Chairman of IntelliReady, Inc. since its inception in April of 1998. Mr. Wiens is CEO of New West Capital, LLC. and New West Holdings, LLC., privately held venture capital and venture catalyst firms. Mr. Wiens is also chairman of Dencor Energy Cost Controls, Inc. d/b/a/ Reliable Power Systems, Inc. (OTC:BB symbol "DENC"). Mr. Wiens has been involved in various entrepreneurial pursuits including banking, communications, insurance and recycling. Mr. Wiens was the founder and Chairman of the Board of Directors of Recycling Industries from 1987 through May 1999 and was the 1998 recipient of the Ernst & Young, LLP Entrepreneur of the Year award for his entrepreneurial activities as Chairman and CEO of Recycling Industries, Inc. Due to the precipitous decline in the price of metals due to the dumping of foreign steel in the U.S. marketplace Recycling Industries, Inc. filed for reorganization under Chapter 11 of the Federal Bankruptcy Code on February 22, 1999. The case was dismissed by the Federal Bankruptcy Court in December 2000. Mr. Wiens received his BA from the School of Government and Public Administration at The American University in Washington D.C. and received a MDIV from Yale University. Mr. Wiens serves on the Board of Advisors of Yale Divinity School, the Board of Directors of the National Cutting Horse Association and various charitable organizations.


GERALD RASKIN. Mr. Raskin is an attorney with more than 35 years of practice experience in securities law, corporate law and mergers and acquisitions. He was a member of Friedlob Sanderson Raskin Paulson & Tourtillott, LLC and its predecessor firms from 1977 through March 31, 2000. He currently is a business consultant. Mr. Raskin graduated from the Columbia University School of Law in 1965 and from the City College of the City of New York in 1962. Mr. Raskin is not a director of any other entity that has securities registered under the Securities Exchange Act of 1934.


LAWRENCE SMITH. Mr. Smith has spent over 18 years in key sales and marketing roles in the cable and satellite content, application service provider and e-commerce industries. Mr. Smith was the co-founder of Internet Gift Registries (e-commerce) and Sun Valley Resources (application service provider). Mr. Smith helped raise over $18 million in private equity for these entities. Prior to founding these companies Mr. Smith was the VP of Programming, Sales, Distribution and Operations of Echostar, VP of Affiliate Relations at Request Television, a TCI/Fox Partnership, and VP of National Accounts at CNBC and Home Shopping Network.

RICK FORTI. As Lucent Technologies/Avaya, Inc., former Director of Denver Global Provisioning Center, Enterprise Networks, Mr. Forti was responsible for flagship manufacturing facility and domestic logistics for this $7 billion division. He served as Director of Global Logistics/Business Communications Systems. Mr. Forti was responsible for customer service, warehousing, distribution and logistics infrastructure development. He was a former Manager of International Technical Services at General Electric Company's, Appliances Division. Mr. Forti is a graduate of the University of New Hampshire and received his Master of Business Administration ("MBA") from Babson College.

DAVID ROSENTHAL. Mr. Rosenthal has over twenty years of financial and accounting experience in public and private high growth companies. He has been responsible for public offerings, mergers and acquisitions, investor and analyst relations. He was acting CFO of Celestial Seasonings Inc., CFO of Hauser Inc. and controller at Ampro Computers Inc and Aurora Systems Inc. Mr. Rosenthal graduated from the University of California at Berkley and received his MBA from California State University. Mr. Rosenthal resigned on March 6, 2001. He will remain with us until April 6, 2001 but is no longer serving in the capacity of Chief Financial Officer. Thomas J. Wiens is serving as interim Chief Financial Officer until a replacement for Mr. Wiens is located.

ITEM 10.    EXECUTIVE COMPENSATION

         The following table sets forth in summary form the compensation received during the last fiscal year by Scott B. Campbell, our Chief Executive Officer and President who was earning an annual salary of $180,000 for 2000. David Rosenthal, our Chief Financial Officer and Executive VP, was earning an annual salary of $150,000 for 2000. Lawrence Smith and Rick Forti, our Executive Vice President of Operations and Executive Vice President of Sales and Marketing, respectively, were earning an annual salary of $150,000 for 2000. Michael D. Murdock and Yolanda Hoff,

Senior Vice President of Operations and Senior Vice President of Finance, respectively, were each earning an annual salary of $100,000 for the 2000 period. None of our current executive officers received total salary and bonus exceeding $100,000 during the 2000 period.

SUMMARY COMPENSATION TABLE


                                                                    LONG TERM COMPENSATION
                                                                  --------------------------------
                                 ANNUAL COMPENSATION                   AWARDS             PAYOUTS
                       -----------------------------------------  ----------------------- --------
                                                    OTHER ANNUAL   RESTRICTED              EIP     ALL OTHER
     NAME AND          FISCAL   SALARY      BONUS   COMPENSATION  STOCK AWARDS  OPTIONS   PAYOUTS  COMPENSATION
PRINCIPAL POSITION      YEAR    ($)(1)     ($)(2)      ($)            ($)       (#) (6)   ($)(4)     ($)(5)
------------------     ------ ----------  -------- -------------  ------------ ---------- -------- -----------


Scott B. Campbell       2000  $  $37,500    -0-        -0-          -0-         200,000    -0-       -0-
Chief Executive
Officer and President

Lawrence Smith          2000  $  $37,500    -0-        (3)          -0-         300,000    -0-       -0-
Executive Vice
President of Sales
and Marketing

David I. Rosenthal,     2000  $  $11,938    -0-        -0-          -0-         300,000    -0-       -0-
Chief Financial
Officer and Executive
VP (7)

Richard Forti,          2000  $   $9,375    -0-        -0-          -0-         200,000    -0-       -0-
Executive Vice
President Operations

Michael D. Murdock      2000  $  $54,167    -0-        -0-          -0-             -0-    -0-       -0-
Senior VP of
Operations

Yolanda Hoff            2000  $  $56,167    -0-        -0-          -0-             -0-    -0-       -0-
Senior VP of Finance

(1) The dollar value of base salary (cash and non-cash) received during the year indicated.

(2) The maximum dollar value of discretionary bonus (cash and non-cash) that could be received during the year indicated.

(3) Lawrence Smith receives commissions equal to 1% of the incremental increase in gross revenues.

(4) Except for our Equity Incentive Plan, we do not have in effect any plan that is intended to serve as incentive for performance to occur over a period longer than one fiscal year.

(5) All other compensation received that we could not properly report in any other column of the Summary Compensation Table including annual contributions or other allocations to vested and unvested defined contribution plans, and the dollar value of any insurance premiums paid by us on our behalf with respect to term life insurance for the benefit of the named executive officer, and the full dollar value of the remainder of the premiums paid by us on our behalf.

(6) These options were granted in accordance with our Equity Incentive Plan. For additional information regarding this plan, please see the section of the Information Statement form 14C filed on October 19, 2000, entitled "Equity Incentive Plan".

(7) David I. Rosenthal resigned on March 6, 2001. He will remain with us until April 6, 2001 but is no longer serving in the capacity of Chief Financial Officer. Thomas J. Wiens is serving as interim Chief Financial Officer until a replacement for Mr. Wiens is located.

OPTION GRANTS TABLE.

         The following table sets forth information concerning individual grants of stock options made during the fiscal year ended December 31, 2000 to each person named above in the Summary Compensation Table and to all other employees as a group. The Company has no existing options granted prior to May 18, 2000.


                                  % OF TOTAL
                                   OPTIONS
                                  GRANTED TO                          EXERCISE OR
                                  EMPLOYEES                              BASE
                      OPTIONS     IN FISCAL                             PRICE        EXPIRATION
      NAME           GRANTED (#)    YEAR        VESTING DATE           ($/SHARE)        DATE
-----------------    -----------  ---------  ------------------       -----------  --------------
 Scott B.               68,000      19.14%    September 1, 2001            $2.00   Sept 1, 2007
 Campbell               66,000                September 1, 2002            $2.50   Sept 1, 2007
                        66,000                September 1, 2003            $3.00   Sept 1, 2007
 Lawrence Smith        100,000      28.71%    October 1, 2001              $2.00   Oct 1, 2007
                       100,000                October 1, 2002              $2.50   Oct 1, 2007
                       100,000                October 1, 2003              $3.00   Oct 1, 2007


                                  % OF TOTAL
                                   OPTIONS
                                  GRANTED TO                          EXERCISE OR
                                  EMPLOYEES                              BASE
                      OPTIONS     IN FISCAL                             PRICE        EXPIRATION
      NAME           GRANTED (#)    YEAR        VESTING DATE           ($/SHARE)        DATE
-----------------    -----------  ---------  ------------------       -----------  --------------
 David I.              100,000      28.71%           (2)                   $2.00  December 4, 2007
 Rosenthal             100,000                       (2)                   $2.50  December 4, 2007
                       100,000                       (2)                   $3.00  December 4, 2007
 Richard Forti          68,000      19.14%     December 11, 2001           $2.00  December 11, 2007
                        66,000                 December 11, 2002           $2.50  December 11, 2007
                        66,000                 December 11, 2003           $3.00  December 11, 2007
 Michael D.             15,000       1.44%           (1)
 Murdock
 Yolanda Hoff           15,000       1.44%           (1)
 All Other              15,000       1.44%     Various                     Various 7 years from the
 Employees                                                                        date of grant

(1) Michael D. Murdock and Yolanda Hoff were granted signing options as a term of their employment agreements on May 18, 2000 at the close of the acquisition of their membership interests in Time Direct by us. Subsequently, these employment agreements were terminated and their options were rescinded. (See Item 3 for further discussion.)

(2) David I. Rosenthal resigned on March 6, 2001. As a result his options never vested.

         Cambrian Capital, the principal creditor to our predecessor company, PWEC, was issued a Warrant to purchase 70,000 shares at $7.00 per share. Additionally, one of our investor relations service providers was issued a warrant to purchase 50,000 shares at $2.50 and 50,000 shares at $4.00 per share.

Long-Term Incentive Plan

         On May 18, 2000, we adopted an Equity Incentive Plan. This Plan was adopted by the Board of Directors and approved by the shareholders. On October 4, 2000, IntelliReady, Inc. merged into a wholly owned subsidiary of Pan Western Energy Corporation. On October 19, 2000, we filed a definitive Form 14-C Information Statement with the SEC, incorporated herein by this reference. In that Information Statement we advised the shareholders of the details of the Equity Incentive Plan and informed our shareholders that the Equity Incentive Plan would be submitted for shareholder approval at the November 8, 2000 Shareholders Meeting. In short, the Equity Incentive Plan authorizes us to grant Incentive Stock Options, Non-Qualified Stock Options and Stock Appreciation Rights to our employees, directors and contractors. We are only required to seek shareholder approval for Incentive Stock Options, as defined by the Internal Revenue Code. This approval must be obtained either 12 months prior to the grant or 12 months following the grant. We intend to seek shareholder approval to issue additional Incentive Stock Options and to adopt a stock option plan, which will issue registered shares pursuant to an appropriate filing with the SEC.

         On September 1, 2000, options to purchase 200,000 shares of our common stock were granted to Scott B. Campbell. On October 1, 2000 options to purchase 300,000 shares of our common stock were granted to Larry Smith. On December 4, 2000, options to purchase 300,000 shares of our common stock were granted to David I. Rosenthal. On December 11, 2000, options to purchase 200,000 shares of our common stock were granted to Richard Forti. All of these options are included above in the Summary Compensation Table and the Option Grants Table. These options were granted to induce the executives to take a position with a start-up company.

Compensation Of Outside Directors

         Members of our Board Of Directors, regardless of whether employed by us, are currently not compensated for meeting attendance or otherwise for their services as directors, but are entitled to reimbursement for travel expenses. We do not pay additional amounts for committee participation or special assignments of the Board Of Directors. The Equity Incentive Plan does authorize the award of stock options or other forms of equity compensation to the directors. We have not granted options to outside directors.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

         We entered into employment agreements with the former interest owners of Time Direct. The agreements had a four year term and called for annual base salaries of $100,000 and performance based cash bonuses. The employees received 15,000 signing options each and were to receive annual stock options (Annual Options), which quantities were to be based upon the employees' current salaries and prior year bonuses divided by the average bid and ask price for the 10 consecutive days immediately after the date of grant. The employees were also to receive additional options (Original Options), which quantities were to be based upon the employees' current salaries and current year bonuses divided by the average bid and ask price for the 10 trading days immediately following the conversion of the company to a public reporting company or the price per share for which the Company's shares are sold in an initial public offering prior to December 31, 2000. If the Company's common stock was not publicly traded by December 31, 2000, then the price per share was to be $.01. The Original Options were to vest one third each year over the next three years. Subsequent to period end these employment agreements were dissolved and the former interest owners of Time Direct resigned from the Company (See Item 3).

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


      As of December 31, 2000, we had 10,488,916 issued and outstanding shares of Common Stock. The following table sets forth, as of December 31, 2000, the number and percentage of shares of Common Stock owned beneficially by (i) each director of the Company, (ii) each officer named in the Summary Compensation Table, (iii) all directors and executive officers as a group, and (iv) each person known to us to own of record or beneficially more than five percent of the Company's Common Stock. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to the shares indicated. As of December 31, 2000, we had approximately 300 holders of Common Stock of record.

                                       Number of Shares
Name of Beneficial Owner              Beneficially Owned (1)         Percent of Class
------------------------              ----------------------         ----------------
New West Holdings, LLC (2)                  5,500,000                       52.44%
Gerald Raskin (3)                              75,000                         .71%
Scott B. Campbell (4)                         300,000                        2.86%
Robert Kaminski (5)                         1,077,000                       10.27%
Thomas J. Wiens (6)                         6,978,602                       66.53%


New West Capital Partners, LLC (7)            729,667                        6.96%


 All Executive Officers and                 7,353,602                       70.11%
Directors as a group (3 persons)


(1)      All calculations are on a fully diluted basis.

(2) The address of New West Holdings, LLC. is 5567 South Perry Park Road, Sedalia, Colorado 80135. New West Holdings, LLC. is controlled by Thomas J. Wiens and his immediate family.

(3) The address for Gerald Raskin is 830 Good Hope Drive, Castle Rock, Colorado 80104.

(4) The address for Scott B. Campbell is 1390 South Potomac, Suite 136, Aurora, Colorado 80012.

(5) The address for Robert Kaminski is 24000 Southwestern Avenue, Park Forest, Illinois, 60466. These shares are actually held by the Robert
         S. Kaminski Revocable Trust.

(6) The address for Thomas J. Wiens is 5567 South Perry Park Road, Sedalia, Colorado 80135. Mr. Wiens' interest includes his beneficial ownership of New West Holdings, LLC's 5,500,000 shares, New West Capital Partners, LLC. of 729,667 and his beneficial ownership of 748,935 shares.

(7) The address for New West Capital Partners, LLC is 5567 South Perry Park Road, Sedalia, Colorado 80135.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Thomas J. Wiens, our Chairman, and related entities ("Related Entities") loaned us $885,000 over the course of the first five months of 2000. On May 4, 2000 we repaid Mr. Wiens and these Related Entities by borrowing $885,000 from FirstTier Bank. We repaid $500,000 to FirstTier Bank during the 2000 period. On January 4, 2001 FirstTier Bank merged with Compass Bancshares, Inc. (Nasdaq:CBSS). The outstanding principal and accrued interest balance on the FirstTier loan was $388,137 on December 31, 2000.

         Additionally, we issued a promissory note on February 14, 2001 to, New West Holdings, LLC ("NWH") a related party, due on demand, in the principal amount of $315,000 at an annual interest rate of ten percent (10%).

         NWH has agreed to fund our operations under a line of credit ("LOC") agreement dated February 14, 2001. The terms of this LOC state that the amounts drawn under the line are payable on demand and carry an interest rate of ten percent (10%); provided that the interest rate may be adjusted in the event the prime interest rate increases. As of March 26, 2001, we had drawn $446,376 on this LOC. NWH has agreed to fund our operations during 2001 pursuant to the terms agreed upon in the LOC.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------


(A) EXHIBITS

2(i) Reverse Merger Agreement and Plan of Acquisition dated August 25, 2000 among Registrant and Pan Western Energy Corporation.***

2(ii) Merger Agreement and Plan of Acquisition dated May 18, 2000 among Registrant and Time Direct, LLC.

2(iii) Agreement and Plan of Business Arrangement dated September 13, 2000 between Registrant and Advanced Custom Systems, Inc.

2(iv) Extension Agreement for Plan of Business Arrangement between Registrant and Advanced Custom Systems, Inc. dated February 13, 2001.

3(i) Articles of Incorporation of the Registrant.

3(ii) By-Laws of the Registrant.

10(i) Equity Incentive Plan.*

10(ii) Promissory Note effective February 14, 2001 between Registrant and New West Holdings, LLC.

10(iii) Letter of Credit effective February 14, 2001 between Registrant and New West Holdings, LLC.

10(iv) Lease Agreement on Registrant's primary property.

16 Letter on Change in Certifying Accountant.**

20(i) Reports on Form 8-K

We filed the following reports on Form 8-K during the quarter ended December 31, 2000:

  (1) Current Report on Form 8-K, filed on November 20, 2000, to report changes in registrant's certifying accountant.

  (2) Current Report on Form 8-K, filed on October 19, 2000, to report, among other things, changes in control of registrant and disposition of assets.

20(ii) Schedule 14C

We filed the following schedule 14C information statement during the quarter ended December 31, 2000:

  (1) Schedule 14C, filed October 19, 2000, to report a special meeting of the shareholders, to vote on, among other things, change in control of registrant, the merger with Pan Western Energy Corp and the Equity Incentive Plan.

20(iii) Schedule 14F

We filed the following schedule 14F information statement during the quarter ended December 31, 2000:

    (1) Schedule 14F, filed October 4, 2000, to report a change in directors.

21 A description of the subsidiaries of the Registrant.

27 Financial Data Schedule

* Incorporated by reference from Registrant's Schedule 14C, which was previously filed on October 19, 2000.

** Incorporated by reference from Registrant's Form 8-K, which was previously filed on November 20, 2000.

*** Incorporated by reference from Registrant's Form 8-K, which was previously filed on October 19, 2000.


                                     SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act, IntelliReady, Inc., caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE                           TITLE                            DATE
---------                           -----                            ----

INTELLIREADY, INC.

/S/ SCOTT B. CAMPBELL           Chief Executive Officer        March 26, 2001
----------------------
Scott B. Campbell


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

SIGNATURE                           TITLE                            DATE
---------                           -----                            ----

/S/ SCOTT B. CAMPBELL            Chief Executive Officer       March 26, 2001
-----------------------------    (Principal Executive
Scott B. Campbell                Officer)/Director



/S/ THOMAS J. WIENS              Chief Financial Officer       March 26, 2001
-----------------------------    (Principal Accounting
Thomas J. Wiens                  Officer)/Director

/S/ GERALD RASKIN                Director                      March 26, 2001
-----------------------------
Gerald Raskin

                                 EXHIBIT INDEX


2(i) Reverse Merger Agreement and Plan of Acquisition dated August 25, 2000 among Registrant and Pan Western Energy Corporation.***

2(ii) Limited Liability Interest Purchase Agreement dated May 18, 2000 among Registrant and Time Direct, LLC.

2(iii) Wiring Services Agreement dated September 13, 2000 between Registrant and Advanced Custom Systems, Inc.

2(iv) Extension of Wiring Services Agreement between Registrant and Advanced Custom Systems, Inc. dated February 13, 2001.

3(i) Articles of Incorporation of the Registrant.

3(ii) By-Laws of the Registrant.

10(i) Equity Incentive Plan.*

10(ii) Promissory Note effective February 14, 2001 between Registrant and New West Holdings, LLC.

10(iii) Line of Credit effective February 14, 2001 between Registrant and New West Holdings, LLC.

10(iv) Lease Agreement on Registrant's primary property.

16 Letter on Change in Certifying Accountant.**

20(i) Reports on Form 8-K

We filed the following reports on Form 8-K during the quarter ended December 31, 2000:

  (1) Current Report on Form 8-K, filed on November 20, 2000, to report changes in registrant's certifying accountant.

    (2) Current Report on Form 8-K, filed on October 19, 2000, to report, among other things, changes in control of registrant and disposition of assets.

20(ii) Schedule 14C

We filed the following schedule 14C information statement during the quarter ended December 31, 2000:

    (1) Schedule 14C, filed October 19, 2000, to report a special meeting of the shareholders, to vote on, among other things, change in control of registrant, the merger with Pan Western Energy Corp and the Equity Incentive Plan.

20(iii) Schedule 14F

We filed the following schedule 14F information statement during the quarter ended December 31, 2000:

    (1) Schedule 14F, filed October 4, 2000, to report a change in directors.

21 A description of the subsidiaries of the Registrant.

* Incorporated by reference from Registrant's Schedule 14C, which was previously filed on October 19, 2000.

** Incorporated by reference from Registrant's Form 8-K, which was previously filed on November 20, 2000.

*** Incorporated by reference from Registrant's Form 8-K, which was previously filed on October 19, 2000.