Form 10QSB
period 2001-03-31
INTELLIREADY INC /CO/
filed 2001-05-21
CIK 1035168

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                               -------    -------

                         Commission file number: 0-22349

                               INTELLIREADY, INC.
               (Exact name of registrant as specified in charter)

                    Colorado                                    84-1502078
        (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                     Identification No.)

  1390 South Potomac, Suite 136 Aurora, Colorado                  80012
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

                                 Yes [X] No [ ]

As of May 10, 2001, 10,488,916 shares of the Registrants Common Stock, no par value, were outstanding.

Transitional small business disclosure format.

                                 Yes [ ] No [X]

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         Cautionary Statement Regarding Forward-Looking Statements. In the interest of providing the Company's shareholders with certain information regarding the Company, including management's assessment of the Company's future plans and operations, certain statements set forth in this Form 10QSB contain or are based on the Company's projections or estimates of revenue, income, earnings per share and other financial items or relate to management's future plans and objectives or to the Company's future economic and financial performance. All such statements, other than statements of historical fact, contained in this Form 10QSB in "Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations" generally are accompanied by words such as "anticipate," "believe," "intend," "estimate," "project" or "expect" or similar statements. Such statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made pursuant to and in reliance on the safe harbor provisions of such sections.

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

                                      INDEX

 Part 1. Financial Information

         Item 1. Financial Statements

         Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000

         Consolidated Statement of Operations for the Three Months Ended March 31, 2001

         Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2001

         Notes to Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

         Item 2. Changes in Securities and Use of Proceeds
         Item 5. Other Information
         Item 6. Exhibits and Reports on Form 8-K

Part I.  Financial Information

ITEM 1. FINANCIAL STATEMENTS

                               INTELLIREADY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                       March 31,
                                                                                         2001          December 31,
                                                                                      (Unaudited)          2000
                                                                                      -----------      ------------

ASSETS

CURRENT ASSETS:
     Cash                                                                             $     6,022      $    66,039
     Trade accounts receivable, net                                                       242,235          115,139
     Trade accounts receivable, unbilled                                                   12,784               --
     Inventory                                                                            213,716           97,161
     Other assets                                                                          42,770           38,150
                                                                                      -----------      -----------
                  Total Current Assets                                                    517,527          316,489

PROPERTY AND EQUIPMENT, net                                                               246,062          197,863

GOODWILL, net                                                                              94,379          176,669
                                                                                      -----------      -----------
                                                                                      $   857,968      $   691,021
                                                                                      ===========      ===========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Payable, related parties                                                         $    14,567      $     6,000
     Accounts payable                                                                     372,924          220,849
     Accrued expenses                                                                     102,928          203,154
     Bank note payable                                                                         --          385,000
     Deferred revenue                                                                     176,255           13,202
     Capital lease obligations, current portion                                            63,493           52,242
     Current portion of long-term debt                                                         --            5,727
     Current portion of long-term debt, Time Direct, LLC acquisition                           --           82,267
                                                                                      -----------      -----------
                  Total Current Liabilities                                               730,257          968,441

DEFERRED RENT                                                                              30,320           23,667

BANK NOTE PAYABLE                                                                       1,186,376               --

CAPITAL LEASE OBLIGATIONS, net of current portion                                          76,862           29,086

LONG-TERM DEBT, net of current portion                                                         --            4,265

LONG TERM DEBT, Time Direct, LLC acquisition, net of current portion                           --           90,733
                                                                                      -----------      -----------
                  Total Liabilities                                                     2,023,815        1,116,192
                                                                                      -----------      -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, no par value, 10,000,000 shares authorized - none
        issued                                                                                 --               --
     Common stock, no par value, 65,000,000 shares authorized -
        10,488,916 shares issued and outstanding                                        2,139,726        2,139,726
     Contributed capital                                                                   58,598           58,598
     Accumulated deficit                                                               (3,364,171)      (2,623,495)
                                                                                      -----------      -----------
                  Total Stockholders' Equity (Deficit)                                 (1,165,847)        (425,171)
                                                                                      -----------      -----------
                                                                                      $   857,968      $   691,021
                                                                                      ===========      ===========

         SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               INTELLIREADY, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS
                                                        ENDED MARCH 31,
                                                             2001
                                                        ---------------

REVENUES                                                 $    369,706
                                                         ------------

COSTS AND EXPENSES:
     Cost of sales                                            333,154
     Selling, General and administrative                      729,483
     Depreciation and amortization                             10,214
     Interest expense                                          25,576
     Interest expense - related parties                        10,017
                                                         ------------
                  Total Expenses                            1,108,444
                                                         ------------

OTHER INCOME AND EXPENSE
     Interest income                                              (49)
     Other expense                                              1,987
                                                         ------------
                  Net Other Expense                             1,938
                                                         ------------

NET (LOSS)                                               $   (740,676)
                                                         ============

NET (LOSS) PER COMMON SHARE - BASIC                      $       (.07)
                                                         ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING       10,488,916
                                                         ============

         SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               INTELLIREADY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Three Months
                                                                     Ended March 31,
                                                                          2001
                                                                     ---------------

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
     Net (loss)                                                         $(740,676)
     Adjustments to reconcile net (loss) to net cash from operating activities:
              Depreciation and amortization                                10,214
              Changes in assets and liabilities:
                  Accounts receivable                                    (127,096)
                  Accounts receivable, unbilled                           (12,784)
                  Other assets                                             (4,620)
                  Inventory                                              (116,555)
                  Accounts payable and accrued expenses                    43,436
                  Deferred revenue                                        163,053
                  Deferred rent                                             6,653
                                                                        ---------
                        Net Cash (Used) by Operating Activities          (778,375)
                                                                        ---------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
         Purchase of equipment                                            (22,101)
                                                                        ---------
                        Net Cash (Used) by Investing Activities           (22,101)
                                                                        ---------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

         Payment of long-term debt                                           (917)
         Payment of long-term debt, Time Direct, LLC                      (60,000)
         Financing from Bank Note Payable                                 801,376
                                                                        ---------
                       Net Cash Provided by Financing Activities          740,459
                                                                        ---------

DECREASE IN CASH                                                          (60,017)

CASH, beginning of period                                                  66,039
                                                                        ---------

CASH, end of period                                                     $   6,022
                                                                        =========

         SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               INTELLIREADY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      Basis of Presentation.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The information furnished herein reflects all material adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial statements for the period presented. Interim results are not necessarily indicative of the results of operations for the full year.

The financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2000.

(2)      Notes Payable.

The Company issued a promissory note on February 14, 2001 to New West Holdings, LLC ("NWH") a related party, due on demand, in the principal amount of $315,000 at an annual interest rate of ten percent (10%). In addition, NWH had agreed to fund the Company's operations under a line of credit ("LOC") agreement dated February 14, 2001. The terms of this LOC stated that the amounts drawn under the line are payable on demand and carry an interest rate of ten percent (10%), provided that the interest rate may be adjusted in the event the prime interest rate increased. As of March 31, 2001, the Company had drawn $486,375 on this LOC. NWH had agreed to fund the Company's operations during 2001 pursuant to the terms agreed upon in the LOC. Furthermore, on May 4, 2001, the Company's note payable to Compass Bank in the principle amount of $385,000 became due.

On May 15th 2001, the Company successfully refinanced the above indebtedness into a two-year note with Compass Bank. The Company can borrow up to $1,650,000 on this note. We believe that the Company will derive significant benefit from this refinancing by establishing traditional credit lines.

(3)      Goodwill

         On February 8, 2001 the Company entered into an agreement with Michael
D. Murdock and Yolanda Hoff, the founders of Time Direct, to terminate their employment, extinguish all obligations between the parties and resolve all past and present disputes with a mutual, legal release. In the agreement the Company gave up all rights to the name Time Direct and the Enhanced Living website. The Company was not using either of those assets and had no intention of doing so in the foreseeable future. The parties to the agreement are free to contact and solicit any of our customers; however, Mr. Murdock and Ms. Hoff have agreed not to solicit for employment any of our current employees except the two employees who previously worked for Mr. Murdock and Ms. Hoff at Time Direct. We agreed to transfer two vans that were previously owned by Time Direct and pay $60,000 in exchange for cancellation of a $200,000 promissory note and two four-year employment contracts, with base annual salaries of $100,000. The net effect of this transaction was taken as a write-down to goodwill. These employment agreements had approximately three and one-fourth (3.25) years remaining and required us to grant significant stock options to Mr. Murdock and Ms. Hoff. We maintain rights and obligations to all remaining assets and liabilities originally acquired in the acquisition of Time Direct. Further, Mr. Murdock and Ms. Hoff agreed that they are not entitled to any stock or stock options except for the aggregate 40,000 shares of our stock that they currently own.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         Plan of Operations

         The Company is a provider of wiring and technology for entertainment, communications and data networks to residential and commercial customers. Our product line includes whole house entertainment systems, computer networks, home theater, telephone systems, security systems and control systems. The Company's business model is to ultimately offer high-speed data, video, long distance and security monitoring services to our customers. By providing these services to its customers the Company expects to create a recurring stream of revenue. It is the Company's belief that a recurring revenue stream will result in a higher valuation for its stock. The Company further believes that cable companies, Internet service providers, and satellite video providers routinely enter into reseller agreements with third parties. Therefore, the Company believes it will be possible to negotiate reseller agreements and strategic alliances that will allow it to provide these additional services in the near future. The Company is well positioned to take advantage of the convergence of telephone, cable TV, satellite TV, Internet and telecommunications technologies. The Company's efforts are designed to take advantage of growth in home networking and the deregulation of the telecommunications industry caused by the enactment of the Telecommunications Act of 1996.

         The Company's strategy is to acquire and integrate into its organization technology and technology-based companies that are focused on providing services for new home construction and to existing homes. One of the objectives in acquiring residential system integration companies is to establish a close relationship with home owners so that the Company may provide high-speed data, video content, long distance telephone service and security systems monitoring to the home owner on a recurring monthly bill.

         The Company's marketing strategy is based on its belief that there is increasing demand by homeowners and builders for homes capable of fully utilizing 21st century technology and accessing high speed, broadband services. The majority of homes in the United States are not wired to allow home networking and effective utilization the high-speed capabilities of broadband infrastructure. Therefore, the existing wiring in homes restricts access locations in the home and slows data transmission. The Company refers to this opportunity as the "last foot" on the information superhighway. With regard to technology, the Company distributes leading brands of consumer electronics, installs the equipment and provides on-going support services. The Company expects to provide bundled digital services to its customers on a monthly recurring basis in the foreseeable future.

         The Company plans to expand its services within Denver, Colorado and to make acquisitions in additional areas within the United States that have been identified as high growth markets areas for the construction of single family homes and multi-family dwelling units. To that end, the Company has begun identifying specific opportunities for expansion on a nationwide basis.

         The Company has examined the size and highly fragmented composition of the residential integration industry and believes there is potential to complete a series of strategic acquisitions in attractive markets for expansion of the Company's offering. The Company initially intends to expand its business through selective, strategic acquisitions of other companies with complementary businesses, which companies' revenues range from $1 million to $20 million. It is believed that companies of this size may be receptive to the Company's acquisition program because they have limited financial and organizational resources to fully capitalize their company's opportunity for growth and are attracted to the potential benefits of combining with a public company. In particular, the Company intends to focus its acquisition strategy on candidates which have a proven record of delivering high-quality installation services, a large customer base of quality builders, and which could benefit from the Company's anticipated access to sources of financing as well as the Company's long-term growth strategy.

Product Research and Development

         The Company does not currently expend funds on research and development. At this time the Company has no plans to incur research and development costs over the next twelve months.

Purchase and Sale of Plant and Equipment

         The Company intends to increase operations through acquisitions of existing businesses. If successful, the Company anticipates that its fixed assets and equipment will significantly increase. The Company will continue to pursue potential acquisition candidates throughout the next twelve months.

Expected Increases in Employees

         The Company currently has 27 employees. If the Company is successful in its roll-up strategy it expects to significantly increase the number of employees over the next twelve months. It is anticipated that most of its labor needs will be met by existing employees of acquired businesses.

         Due to the fact the Company commenced operations on May 18, 2000 the following discussions and analysis by its management is prepared for the three months ended March 31, 2001.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001

During the first quarter, the Company resources were largely focused on the low margin wiring of a large number of small homes for strategically important developers. In the coming years, the Company anticipates that it will benefit from the sale of technology and bundled services to the thousands of higher end homes these developers are planning to build.

In addition, the company completed the wire and trim phase of a number of large custom home projects. In the second quarter, the Company will complete the installation of higher margin home electronics for these projects.

The first quarter was a transitional period for the Company, in which it identified the additional critical success factors to substantially improve the Company's operations in preparation for a scale up of the business.

Substantial improvements in the operating efficiency have already been achieved, and are continuing to trend favorably. We have reorganized the operations team with focus on process improvements. Industry best practices have been incorporated into the structure. The Company has implemented the following improvements:

o Added two dedicated project managers who are accountable for managing, monitoring and quality control of all phases of a project.

o Added a full time engineer who is now an integral checkpoint in the proposal process to assure that all projects are engineered properly.

o Added a Manager of Field Operations to increase the productivity of our crews.

o Increased training of technicians to provide for higher quality installations, greater crew flexibility and reduced overtime required to complete complex projects.

o Purchased additional vehicles, tools, and testing equipment to increase the total capacity for installation and drive productivity improvements.

o Restructured the warehouse and purchasing functions to facilitate process improvements and tighten security of inventory.

o Implemented an on-line tracking tool that ties sales, operations, purchasing and the warehouse into a common information system reducing department hand-off issues.

o We have outsourced the programming and engineering needed for highly customized jobs. When the volume of custom home contracts increases, we will hire a dedicated person to perform these tasks.

These changes are expected to be significantly recognized in the second quarter of 2001, resulting in an increase in revenue and gross margin.

         REVENUES.

         Revenues from structured wiring and installation services solutions for residential customers were $222,275 for the quarter ended March 31, 2001. The Company deployed its structured wiring solutions in approximately 125 homes in the Denver area during the first quarter. A total of 25 homebuilders used its structured wiring solutions during this three-month period. The Company currently has a backlog of new homes under contract.

         Revenues from consumer electronics component sales were $135,055 for the first quarter of 2001. Component revenues are derived from the sale of consumer electronics. This revenue is a direct result of the business operations described above.

         Revenues from design and engineering consulting services were $12,376 for the first quarter of 2001.

         COSTS AND EXPENSES.

         Cost of sales was $333,154 for the first quarter, consisting of $142,693 for labor, $182,705 for materials and $7,756 for fuel, freight and delivery. As previously discussed, the gross margin on total sales in the first quarter of 2001 was 10%. The low margin was primarily due to a combination of three factors: 1) early stage work with large developers, 2) high percentage of wire and trim work on large custom home projects, 3) implementation of organizational changes to prepare for substantial scaling up of the business.

         Selling, general and administrative expenses for the three months ended March 31, 2001 were $729,483. During the first quarter of 2001, the Company began to more fully utilize its sales, marketing and management infrastructure for implementation of its business plan. During this period the Company continued its acquisition activity and the development of its Bundled Digital Services offering.

         As a result of establishing its sales, marketing and management infrastructure during the last quarter of 2000, salaries and related expenses for the three months ended March 31, 2001 were substantially greater as a percentage of sales than the Company anticipates in the future. Salaries and related expenses for the first quarter were $346,442. The Company had 6 corporate employees and 5 sales and administrative personnel at March 31, 2001. The corporate staff includes 6 professionals dedicated largely to preparation for the national roll out, acquisitions, and investor relations. Salaries for the corporate staff were $191,250 for the first quarter.

         Legal fees for the period ended March 31, 2001 were $34,279. Legal fees were related to SEC filings, litigation and general corporate matters. Accounting fees were $108,937 and were comprised of expenses associated with the Company's audit for the year ended December 31, 2000, SEC reporting and compliance and outside consultants. Rents were $22,566 for this period. Other selling, general and administrative expenses for the three months ended March 31, 2001 were $214,061. This category is primarily comprised of travel and entertainment expenses, outside consultants, recruiting, advertising, insurance, office supplies and telephone and communications expenses.

         The Company has recorded goodwill equivalent to the excess of the cost of the company acquired over the fair value of their net assets at the date of acquisition. The Company is amortizing this cost over a ten-year period. Amortization of goodwill was $3,100 for the three months ended March 31, 2001. Depreciation expense for this period was $7,114.

         OTHER INCOME/EXPENSE. Interest expense during this period was $35,593, the majority of which related to capital leases, the bank note and debt payable to related parties.

         Cash used in operating activities for the three months ended March 31, 2001 was $778,375. The primary components of cash used were a net loss of $740,676, an increase in accounts receivable, billed and unbilled of $139,880 and an increase in inventories and other assets of $116,555 and $4,620, respectively. These uses were partially offset by an increase in accounts payable and accrued expenses of $43,436 and an increase in deferred revenue of $163,053. Cash used in investing activities was $22,101. Cash provided by financing activities for the three months ended was $740,459, primarily through advances from a related party.

         CAPITAL EXPENDITURES

         The Company incurred capital expenditures for computer equipment, tools and vehicles, and other office equipment. Capital expenditures for the period ended March 31, 2001, totaled $81,129.

PART II. OTHER INFORMATION.

Item 5. Other Information

         On March 6, 2001 David I. Rosenthal, resigned as the Company's Chief Financial Officer. He remained with the Company until April 6, 2001 and is no longer serving in the capacity of Chief Financial Officer. Thomas J. Wiens is serving as interim Chief Financial Officer until a replacement for Mr. Wiens is located. As a result Mr. Rosenthal's resignation, his options never vested.

Item 6 Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  3(i) Articles of Incorporation of the Registrant (Incorporated by reference from Registrant's Form 10K-SB, which was previously filed on March 30, 2001).

                  3(ii) By-Laws of the Registrant (Incorporated by reference from Registrant's Form 10K-SB, which was previously filed on March 30, 2001).

                  10(ii) Promissory Note effective February 14, 2001 between Registrant and New West Holdings, LLC (Incorporated by reference from Registrant's Form 10K-SB, which was previously filed on March 30, 2001).

                  10(iii) Line of Credit effective February 14, 2001 between Registrant and New West Holdings, LLC (Incorporated by reference from Registrant's Form 10K-SB, which was previously filed on March 30, 2001).

                  10(iv) Lease Agreement on Registrant's primary property (Incorporated by reference from Registrant's Form 10K-SB, which was previously filed on March 30, 2001).

         (b)      Reports on Form 8-K

                  The Company filed the following reports on Form 8-K during the three month period ended March 31, 2001:

                  1. Current Report on Form 8-K dated February 1, 2001 filed to report the Company's backlog as of December 20, 2000.

                  2. Current Report on Form 8-K/A dated February 2, 2001 filed to report the pro forma financial information with respect to the reverse merger of IntelliReady, Inc. and Pan Western Energy Corporation.

                  3. Current Report on Form 8-K/A dated February 16, 2001 filed to report the pro forma financial information with respect to the reverse merger of IntelliReady, Inc. and Pan Western Energy Corporation.

Signatures

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTELLIREADY, INC.
                                       (Registrant)

Date: May 15, 2001                     /s/ THOMAS J. WIENS
                                       ----------------------------------
                                       Thomas J. Wiens
                                       Chairman & Chief Financial Officer
                                       (Principal Financial Officer)