Form 10QSB
period 2001-06-30
INTELLIREADY INC /CO/
filed 2001-08-21
CIK 1035168

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                             Yes [X]     No [ ]


As of August 14, 2001, 10,513,916 shares of the Registrants Common Stock, no par value, were outstanding.

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

                                      INDEX

Part 1. Financial Information

        Item 1. Financial Statements

        Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000

        Consolidated Statement of Operations for the Six Months Ended June 30, 2001, Three Months Ended June 30, 2001, and the period May 18 through June 30, 2000

        Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2001 and the period May 18 through June 30, 2000

        Notes to Consolidated Financial Statements

Item 2.

        Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

        Item 2. Changes in Securities and Use of Proceeds

        Item 5. Other Information

        Item 6. Exhibits and Reports on Form 8-K

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

                               INTELLIREADY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                         June 30,
                                                                                            2001         December 31,
                                                                                         (Unaudited)         2000
                                                                                        -------------    -------------
ASSETS

CURRENT ASSETS:
     Cash                                                                               $      14,239    $      66,039
     Trade accounts receivable, net                                                           135,610          115,139
     Trade accounts receivable, unbilled                                                       14,558              --
     Inventory                                                                                237,178           97,161
     Other assets                                                                              25,900              --
                                                                                        -------------    -------------

                  Total Current Assets                                                        427,485          278,339

PROPERTY AND EQUIPMENT, net                                                                   330,518          197,863

Other Assets                                                                                   42,288           38,150

GOODWILL, net                                                                                  91,964          176,669
                                                                                        -------------    -------------

                                                                                        $     892,255    $     691,021
                                                                                        =============    =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Payable, related parties                                                           $      23,443    $       6,000
     Accounts payable                                                                         379,083          220,849
     Accrued expenses                                                                         181,687          203,154
     Bank note payable                                                                           --            385,000
     Deferred revenue                                                                         146,029           13,202
     Capital lease obligations, current portion                                                74,996           52,242
     Current portion of long-term debt                                                           --              5,727
     Current portion of long-term debt, Time Direct, LLC acquisition                             --             82,267
                                                                                        -------------    -------------

                  Total Current Liabilities                                                   805,238          968,441

DEFERRED RENT                                                                                  31,980           23,667

BANK NOTE PAYABLE                                                                           1,650,000             --

CAPITAL LEASE OBLIGATIONS, net of current portion                                             140,284           29,086

LONG-TERM DEBT, net of current portion                                                           --              4,265

LONG TERM DEBT, Time Direct, LLC acquisition, net of current portion                             --             90,733
                                                                                        -------------    -------------

                  Total Liabilities                                                         2,627,502        1,116,192
                                                                                        -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, no par value, 10,000,000 shares authorized - none
        issued                                                                                   --               --
     Common stock, no par value, 65,000,000 shares authorized -
        10,488,916 shares issued and outstanding                                            2,139,726        2,139,726
     Contributed capital                                                                       58,598           58,598
     Accumulated (deficit)                                                                 (3,933,571)      (2,623,495)
                                                                                        -------------    -------------

                  Total Stockholders' Equity (Deficit)                                     (1,735,247)        (425,171)
                                                                                        -------------    -------------

                                                                                        $     892,255    $     691,021
                                                                                        =============    =============

        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               INTELLIREADY, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                SIX MONTHS       THREE MONTHS
                                                              ENDED JUNE 30,     ENDED JUNE 30,    MAY 8 - JUNE 30
                                                                   2001               2001               2000
                                                              --------------     -------------     ---------------
REVENUES                                                       $     942,222     $     572,516      $    76,331
                                                               -------------     -------------      -----------

COSTS AND EXPENSES:
     Cost of sales                                                   843,518           510,364           48,266
     Selling, general and administrative                           1,322,869           593,385          133,471
     Depreciation and amortization                                    35,149            24,935            3,259
                                                               -------------     -------------      -----------

                  Total Expenses                                   2,201,536         1,128,685          184,996
                                                               -------------     -------------      -----------

OTHER INCOME AND EXPENSE
     Other income                                                     (3,787)           (3,738)              --
     Other expense                                                     2,589               602               --
     Interest expense                                                 51,960            26,384              617
     Interest expense - related parties                                   --           (10,017)           8,431
                                                               -------------     -------------      -----------

                  Net Other Expense                                   50,762            13,231            9,048
                                                               -------------     -------------      -----------

NET (LOSS)                                                     $  (1,310,076)    $    (569,400)     $  (117,713)
                                                               =============     =============      ===========


NET (LOSS) PER COMMON SHARE - BASIC                            $        (.12)    $        (.05)     $      (.01)
                                                               =============     =============      ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING              10,488,916        10,488,916        9,000,000
                                                               =============     =============      ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               INTELLIREADY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Six Months            The Period
                                                                      Ended March 31,           May 18,
                                                                           2001              June 30, 2000
                                                                      ---------------        -------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
     Net (loss)                                                         $(1,310,076)          $(117,713)
     Adjustments to reconcile net (loss) to net cash from operating activities:
              Depreciation and amortization                                  35,149               3,259
              Changes in assets and liabilities:
                  Accounts receivable                                       (20,471)              1,257
                  Accounts receivable, unbilled                             (14,558)                 --
                  Other assets                                              (30,038)             (5,000)
                  Inventory                                                (140,017)                 --
                  Accounts payable and accrued expenses                     113,698             118,471
                  Deferred revenue                                          132,827                  --
                  Deferred rent                                               8,313                  --
                                                                        -----------           ---------

                        Net Cash (Used) by Operating Activities          (1,225,173)                274
                                                                        -----------           ---------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
         Purchase of equipment                                              (54,153)                 --
         Cash Acquired - acquisition of subsidiary                               --              23,275
                                                                        -----------           ---------

                       Net Cash Provided (Used) by Investing Activities     (54,153)             23,275
                                                                        -----------           ---------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

         Payment of long-term debt                                             (917)               (438)
         Payment of long-term debt, Time Direct, LLC                        (60,000)                 --
         Financing from Bank Note Payable                                 1,265,000                  --
         Proceeds from related party promissory note                         23,443                  --
                                                                        -----------           ---------

                       Net Cash Provided by Financing Activities          1,227,526                (438)
                                                                        -----------           ---------

DECREASE IN CASH                                                            (51,800)             23,111

CASH, beginning of period                                                    66,039                  --
                                                                        -----------           ---------

CASH, end of period                                                     $    14,239           $  23,111
                                                                        ===========           =========

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

On May 15th 2001, the Company successfully refinanced the above indebtedness into a two-year note with Compass Bank. The Company can borrow up to $1,650,000 on this note. Upon refinancing, the accrued interest owed to NWH was forgiven and the Company realized a gain of $10,017 in the second quarter of 2001. We believe that the Company will derive significant benefit from this refinancing by establishing traditional credit lines.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         Plan of Operations

         The Company is a provider of wiring and technology for entertainment, communications and data networks to residential and commercial customers. Our product line includes whole house entertainment systems, computer networks, home theater, telephone systems, security systems, and energy and other control systems. The Company's business model is to ultimately offer high-speed data, video and security monitoring services to our customers. By providing these services to its customers the Company expects to create a recurring stream of revenue. It is the Company's belief that a recurring revenue stream will result in a higher valuation for its stock. The Company further believes that cable companies, Internet service providers, and satellite video providers routinely enter into reseller agreements with third parties. Therefore, the Company believes it will be possible to negotiate reseller agreements and strategic alliances that will allow it to provide these additional services in the near future. The Company is well positioned to take advantage of the convergence of cable TV, satellite TV, Internet and telecommunications technologies. The Company's efforts are designed to take advantage of growth in home networking and the deregulation of the telecommunications industry caused by the enactment of the Telecommunications Act of 1996.

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

         The Company has examined the size and highly fragmented composition of the residential integration industry and believes there is potential to complete a series of strategic acquisitions in attractive markets for expansion of the Company's offering. The Company initially intends to expand its business through selective, strategic acquisitions of other companies with complementary businesses, which companies' revenues range from $1 million to $20 million. It is believed that companies of this size may be receptive to the Company's acquisition program because they have limited financial and organizational resources to fully capitalize their company's opportunity for growth and are attracted to the potential benefits of combining with a public company. It is believed that companies in this range of revenues may be receptive to the Company's acquisition program because they are often too small to be identified by larger public companies as acquisition targets or too small to independently attempt their own public offering. In particular, the Company intends to focus its acquisition strategy on candidates which have a proven record of delivering high-quality installation services, a large customer base of quality builders, and which could benefit from the Company's anticipated access to sources of financing as well as the Company's long-term growth strategy.

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

Expected Increases in Employees

         The Company currently has 49 employees. If the Company is successful in its roll-up strategy it expects to significantly increase the number of employees over the next twelve months. It is anticipated that most of its labor needs will be met by existing employees of acquired businesses.


         Due to the fact the Company commenced operations on May 18, 2000, the following discussion and analysis by its management is prepared for the three months and six months ended June 30, 2001. A comparison to the same periods in 2000 would not be meaningful.

RESULTS OF OPERATIONS

         During the second quarter, a significant amount of time was spent completing jobs that began over a year ago. We expect these jobs to be completed in the third quarter. In the first quarter the Company completed the wire and trim phase of a large number of custom home projects. In the second quarter, the Company began to complete the installation of higher margin home electronics for these projects. However, we experienced several builder delays. We also continued to implement first quarter initiatives to strengthen our revenue and gross profit. The benefits from these initiatives resulted in higher revenues; however, the cost benefits have not yet been fully realized.

Three Months Ended June 30, 2001

      REVENUES.

      Revenues from structured wiring and installation services solutions for residential customers were $186,407 for the quarter ended June 30, 2001. Revenues from consumer electronics component sales were $345,185 for the second quarter of 2001. Revenues from design, engineering, consulting and monitoring services were $40,924 for the second quarter of 2001.

Total second quarter 2001 revenues of $572,516 represent an increase of 55% over first quarter 2001 revenues of $369,706.

      COSTS AND EXPENSES.

      Cost of sales was $510,364 for the second quarter, consisting of $217,453 for labor, $282,493 for equipment and materials, and $10,418 for fuel, freight and delivery. The gross profit and margin on total sales in the second quarter of 2001 was $62,341 and 11% respectively, as compared to $36,552 and 10% for the first quarter 2001.

      Selling, general and administrative expenses for the three months ended June 30, 2001 were $593,385. This represents a 19% decrease over the first quarter in 2001. As a result of establishing its sales, marketing and management infrastructure during the last quarter of 2000 and the first quarter of 2001, salaries and related expenses for the three months ended June 30, 2001 were substantially greater as a percentage of sales than the Company anticipates in the future. Salaries and related expenses for the second quarter were $278,303. The Company had 5 corporate employees and 4 sales and administrative personnel at June 30, 2001.

      Legal fees for the period ended June 30, 2001 were $101. Accounting fees were $60,848 and were comprised of temporary accounting services, expenses associated with the Company's quarterly review and tax filings, and SEC reporting. Rents were $23,970 for this period. Other selling, general and administrative expenses for the three months ended June 30, 2001 were $185,523. This category is primarily comprised of travel and entertainment expenses, outside consultants, marketing, insurance, office supplies and telephone and communications expenses.

      The Company has recorded goodwill equivalent to the excess of the cost of the company acquired over the fair value of their net assets at the date of acquisition. The Company is amortizing this cost over a ten-year period. Amortization of goodwill was $2250 for the three months ended June 30, 2001. Depreciation expense for this period was $______.

         OTHER INCOME/EXPENSE. Interest expense during this period was $16,367, the majority of which related to capital leases and the bank note.

         CAPITAL EXPENDITURES

         The Company incurred capital expenditures for computer equipment, tools and vehicles, and other office equipment. Capital expenditures for the six months ended June 30, 2001, totaled $153,742.

Six Months Ended June 30, 2001

         REVENUES.

         Revenues from structured wiring and installation services solutions for residential customers were $420,690 for the six months ended June 30, 2001. Revenues from consumer electronics component sales were $467,867 for the same period. Revenues from design, engineering, consulting and monitoring services were $33,876 for the six month ending June 30, 2001.

         COSTS AND EXPENSES.

         Cost of sales was $843,518 for the six months ended June 30, 2001, consisting of $360,146 for labor, $465,198 for equipment and materials and $18,174 for fuel, freight and delivery. The gross profit and margin on total sales was $62,341 and 11% respectively.

         Selling, general and administrative expenses for the six months ended June 30, 2001 were $1,322,868. As a result of establishing its sales, marketing and management infrastructure during the last quarter of 2000 and the first quarter of 2001, salaries and related expenses for the three months ended June 31, 2001 were substantially greater as a percentage of sales than the Company anticipates in the future. Salaries and related expenses for the six months ending were $624,745. The Company had 5 corporate employees and 4 sales and administrative personnel at June 30, 2001.

         Legal fees for the six months ended June 30, 2001 were $34,380. Accounting fees were $169,785 and were comprised of temporary accounting services, expenses associated with the Company's quarterly review, and SEC reporting. Rents were $46,536 for this period. Other selling, general and administrative expenses for the six months ended June 30, 2001 were $447,422. This category is primarily comprised of travel and entertainment expenses, outside consultants, marketing, insurance, office supplies and telephone and communications expenses.

         The Company has recorded goodwill equivalent to the excess of the cost of the company acquired over the fair value of their net assets at the date of acquisition. The Company is amortizing this cost over a ten-year period. Amortization of goodwill was $5516 for the six months ended June 30, 2001. Depreciation expense for this period was $29,798.

         OTHER INCOME/EXPENSE. Interest expense during this period was $51,960, the majority of which related to the bank note and capital leases.

         Cash used in operating activities for the six months ended June 30, 2001 was $51,800. The primary components of cash used were a net loss of $1,310,076, an increase in accounts receivable, billed and unbilled of $35,029 and an increase in inventories and other assets of $140,017 and $3,971, respectively. These uses were partially offset by an increase in accounts payable and accrued expenses of $113,698 and an increase in deferred revenue of $132,698. Cash used in investing activities was $49,581. Cash provided by financing activities for the three months ended was $1,226,626, primarily through a bank note payable.

         CAPITAL EXPENDITURES

         The Company incurred capital expenditures for computer equipment, tools and vehicles, and other office equipment. Capital expenditures for the six months ended June 30, 2001, totaled $153,742.

PART II. OTHER INFORMATION.

Item 5.  Other Information

         On March 6, 2001 David I. Rosenthal, resigned as the Company's Chief Financial Officer. He remained with the Company until April 6, 2001. Thomas J. Wiens is serving as interim Chief Financial Officer until a replacement for Mr. Wiens is located.

         On August 7, 2001 the Company's President and CEO Scott Campbell gave notice of his termination of employment. Scott Campbell alleges that the company breached his contract, but the Company does not agree. Board member Luke Botica has been named President and CEO.

         On August 10, 2001, the Company acquired 100% of the outstanding stock of both JEB Electric, Inc. and JEB Heating and Cooling, Inc. Under the acquisition agreement, the Company issued to the sellers a non-interest bearing promissory note of $107,000 due December 20, 2001 and 250,000 stock options exercisable at $2.00 a share with vesting over a three year period. Upon obtaining certain working capital requirements, additional notes of up to $93,000 may be issued to the sellers. The acquired companies had debt of $466,000, and 32 employees.

Item 6.  Exhibits and Reports on Form 8-K

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

         (b) Reports on Form 8-K

            The Company filed the following reports on Form 8-K during the six month period ended June 31, 2001:

            None

Signatures

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTELLIREADY, INC.
                                       (Registrant)

Date: August 20, 2001                  /s/ THOMAS J. WIENS
                                       -----------------------------
                                       Thomas J. Wiens
                                       Chairman & Chief Financial Officer
                                       (Principal Financial Officer)