Form 10QSB
period 2001-09-30
INTELLIREADY INC /CO/
filed 2001-10-30
CIK 1035168

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

                         Commission file number: 0-22349

                               INTELLIREADY, INC.
               (Exact name of registrant as specified in charter)


         Colorado                                              84-1502078
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

   8400 East Prentiss Ave., Suite 1500
   Grenwood Village, Colorado                                    80011
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

                             Yes [X]     No [ ]


As of October 28, 2001, 10,513,916 shares of the Registrants Common Stock, no par value, were outstanding.

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

                                      INDEX

Part 1. Financial Information

        Item 1. Financial Statements

        Consolidated Balance Sheets as of September 30, 2001 and
        December 31, 2000

        Consolidated Statement of Operations for the Nine Months Ended September 30,2001, Three Months Ended September 30, 2001, and the period May 18 through September 30, 2000

        Consolidated Statement of Cash Flows for the Nine Months Ended September 30,2001 and the period May 18 through September 30, 2000

        Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

        Item 5. Other Information

        Item 6. Exhibits and Reports on Form 8-K

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

                               INTELLIREADY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                        September 30,
                                                                                            2001         December 31,
                                                                                         (Unaudited)         2000
                                                                                        -------------    -------------
ASSETS

CURRENT ASSETS:
     Cash                                                                               $       3,648    $      66,039
     Trade accounts receivable, net                                                            20,000          115,139
     Inventory                                                                                 20,000           97,161
     Other assets                                                                                 250              --
                                                                                        -------------    -------------
                  Total Current Assets                                                         43,898          278,339

PROPERTY AND EQUIPMENT, net                                                                   146,208          197,863

OTHER ASSETS                                                                                      --            38,150

GOODWILL, net                                                                                     --           176,669
                                                                                        -------------    -------------

                                                                                        $     190,106    $     691,021
                                                                                        =============    =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Payable, related parties                                                           $         --    $        6,000
     Accounts payable                                                                         594,009          220,849
     Accrued expenses                                                                         141,462          203,154
     Bank note payable                                                                            --           385,000
     Deferred revenue                                                                          23,566           13,202
     Capital lease obligations, current portion                                                34,352           52,242
     Current portion of long-term debt, related party                                         124,928              --
     Current portion of long-term debt,                                                           --             5,727
     Current portion of long-term debt, Time Direct, LLC acquisition                              --            82,267
                                                                                        -------------    -------------

                  Total Current Liabilities                                                   918,317          968,441

DEFERRED RENT                                                                                  31,980           23,667

BANK NOTE PAYABLE                                                                           1,650,000              --

CAPITAL LEASE OBLIGATIONS, net of current portion                                             133,748           29,086

LONG-TERM DEBT, net of current portion                                                            --             4,265

LONG TERM DEBT, Time Direct, LLC acquisition, net of current portion                              --            90,733
                                                                                        -------------    -------------

                  Total Liabilities                                                         2,734,045        1,116,192
                                                                                        -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, no par value, 10,000,000 shares authorized - none
        issued                                                                                   --               --
     Common stock, no par value, 65,000,000 shares authorized -
        10,488,916 shares issued and outstanding                                            2,139,726        2,139,726
     Contributed capital                                                                       58,598           58,598
     Accumulated (deficit)                                                                 (4,742,463)      (2,623,495)
                                                                                        -------------    -------------

                  Total Stockholders' Equity (Deficit)                                     (2,543,938)        (425,171)
                                                                                        -------------    -------------

                                                                                        $     190,106    $     691,021
                                                                                        =============    =============

        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               INTELLIREADY, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                      NINE MONTHS      PERIOD FROM
                                                         ENDED         MAY 18 - TO
                                                     SEPTEMBER 30,    SEPTEMBER 30,    THREE MONTHS ENDED SEPTEMBER 30,
                                                          2001            2000              2001               2000
                                                     ------------     ------------      ------------      ------------

Other Income                                         $      5,820     $        913      $      5,820      $
                                                     ------------     ------------      ------------      ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS             $      5,820     $        913      $      5,820      $
                                                     ------------     ------------      ------------      ------------

DICONTINUED OPERATIONS:
     Income (loss) from operations of discontinued
         Home Automation Business                      (1,839,994)        (604,468)         (529,031)         (485,842)
     Loss on disposal of Home Automation Business,
         including provsion of $___________ for
         operating losses during phase out period        (284,594)             --           (284,594)              --
                                                     ------------     ------------      ------------      ------------

NET INCOME (LOSS)                                    $ (2,118,768)    $   (603,555)     $   (897,805)      $  (485,842)

                                                     ============     ============      ============      ============


NET (LOSS) PER COMMON SHARE - BASIC                  $      (0.20)    $      (0.06)     $      (0.09)     $      (0.05)
                                                     ============     ============      ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING   10,488,916       10,383,266        10,488,916         9,000,000
                                                     ============     ============      ============      ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               INTELLIREADY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          NINE MONTHS      PERIOD FROM
                                                                                             ENDED         MAY 18 - TO
                                                                                          SEPTEMBER 30,    SEPTEMBER 30,
                                                                                              2001             2000
                                                                                         ------------      ------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
     Net (loss)                                                                          $ (2,118,768)     $   (603,555)
     Adjustments to reconcile net (loss) to net cash from operat activities:
              Write down of assets                                                            284,594               --
              Depreciation and amortization                                                    35,149            11,521
              Stock issued for services                                                           --            125,000
              Contirbuted capital for services                                                    --            131,158
              Changes in assets and liabilities:
                  Accounts receivable                                                          95,139             27,271
                  Inventory                                                                    77,161           (30,258)
                  Other assets                                                                   (250)          (50,289)
                  Accounts payable and accrued expenses                                       305,468          (135,805)
                  Deferred revenue                                                             10,364               --
                  Deferred rent                                                                 8,313               --
                                                                                         ------------      ------------

                        Net Cash (Used) by Operating Activities                            (1,302,830)         (253,347)
                                                                                         ------------      ------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
         Purchase of equipment                                                               (176,261)           (6,739)
         Cash Acquired - acquisition of subsidiary                                                 --            23,275
                                                                                         ------------      ------------

                       Net Cash Provided (Used) by Investing Activities                      (176,261)           16,536
                                                                                         ------------      ------------


CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

         Payment of long-term debt                                                                 --             (2,617)
         Payment of long-term debt, Time Direct, LLC                                           (60,000)          (15,000)
         Payment of Bank Note Payable                                                         (385,000)         (385,000)
         Proceeds capital leases                                                                86,772               --
         Proceeds from related party promissory note                                           124,928               --
         Proceeds bank debt                                                                  1,650,000               --
         Sale of common stock                                                                      --          1,400,248
                                                                                          ------------      ------------

                       Net Cash Provided by Financing Activities                             1,416,700           997,631
                                                                                          ------------      ------------

DECREASE IN CASH                                                                               (62,931)          760,820

CASH, beginning of period                                                                       66,039               --
                                                                                          ------------      ------------

CASH, end of period                                                                       $      3,648       $   760,820
                                                                                          ============      ============

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

(2) Notes Payable.

The Company issued a senior secured promissory note on February 14, 2001 to New West Holdings,LLC ("NWH") a related party, due on demand, in the principal amount of $315,000 at an annual interest rate of 10%. Additionally, NWH had agreed to fund the Company's operations under a secured line of credit ("LOC") agreement dated February 14, 2001. The terms of this LOC state that the amounts drawn under the LOC are payable on demand and carry an interest rate of 10%, provided that the interest rate may be adjusted in the event the prime interest rate increases. The terms also state that continued funding is at the discretion of NWC, subject to the terms of the LOC. As of September 30, 2001, the Company had drawn $124,928 on this LOC. NWH had agreed to fund the Company's operations during 2001 pursuant to the terms agreed upon in the LOC. Furthermore, on May 4, 2001, the Company's note payable to Compass Bank in the principle amount of $385,000 became due.

On May 15th 2001, the Company successfully refinanced this indebtedness into a two-year note with Compass Bank. The Company borrowed $1,650,000 on this note. Upon refinancing, the accrued interest owed to NWH was forgiven and the Company realized a gain of $10,017 in the second quarter of 2001.

The Company was in default on its bank debt, and unable to make its interest payments which were guaranteed by NewWest Holdings and its Chairman. On October 17, 2001, pursuant to the terms of the bank agreement, NWH paid off the bank debt of $1,650,000, which the Compamny now owes to NewWest Holdings This amount was added to the exisiting NWH LOC.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Plan of Operations

         The Company has been a provider of wiring and technology for entertainment, communications and data networks to residential and commercial customers ("Home Automation Business"). While the Company experienced strong revenues growth in the first half of the year, it could not generate adequte gross profit margins. Additionally, the revenues pipeline dramatically reduced in July and August, 2001. The Company's plan also included a roll up of of home automation and related companies. However, the Company could not acquire any companies at reasonable purchase prices.
To provide the best opportunity for success, the Company changed its management team. However, after the events of September 11, 2001, the Company concluded that the margins in home electronics would likely not improve. Given this and the tight financial markets the Company decided in October 2001 to get out of the Home Automation Business, which presently is a majority of its business. The Company intends to the extent possible to sell the assets of the Home Automation Business. Assets not sold off will be liquidated.
The Compnay will negotiate with its vendors and other debtors to settle the amounts owed.

        The Company is refocusing to take the Company in a new direction. It will be identifying and pursuing various opportunities.

        On August 28, 2001 the Company had previously announced the completion of its acquisition of JEB Electric, Inc. and JEB Heating and Cooling, Inc.(collectively "JEB"), pursuant to a Stock Purchase Agreement entered into on July 10, 2001. JEB was unable to deliver the shares as set forth in the Stock Purchase Agreement. As such, the Stock Purchase Agreement was rescinded, and the acquisition never closed.


Expected Increases in Employees

         The Company currently has 5 employees. If the Company is successful in its acquisition strategy it expects to significantly increase the number of employees over the next twelve months. It is anticipated that most of its labor needs will be met by existing employees of acquired businesses.

RESULTS OF OPERATIONS

         While in the Home Automation Business the Company realized significant revenues growth, but continuously experienced unsatisfactory gross margins as a result of the constant need to deploy crews to wrap up substantially completed jobs. The Company had implemented new processes to improve this situation in current and future contracts and believes that this would have minimized the problem. Additionally, the Company had invested in an infrastructure to do a roll up in the Home Automation Business. Because of market and other conditions, the Company did close on any acquisitions in 2001. As such, in August 2001, the Company eliminated a number of positions to right size its SG&A structure.

PART II. OTHER INFORMATION.

Acquisition or Disposition of Assets

         On August 28, 2001 the Company had previously announced the completion of its acquisition of JEB Electric, Inc. and JEB Heating and Cooling, Inc. (collectively "JEB"), pursuant to a Stock Purchase Agreement entered into on July 10, 2001. JEB was unable to deliver the shares as set forth in the Stock Purchase Agreement. As such, the Stock Purchase Agreement was rescinded, and the acquisition never closed.

Other Events

        The Company has been a provider of wiring and technology for entertainment, communications and data networks to residential and commercial customers ("Home Automation Business"). While the Company experienced strong revenues growth in the first half of the year, it could not generate adequate gross profit margins. Additionally, the revenues pipeline dramatically reduced in July and August, 2001. The Company's plan also included a roll up of home automation and related companies. However, the Company could not acquire any companies at reasonable purchase prices.
To provide the best opportunity for success, the Company changed its management team. However, after the events of September 11, 2001, the Company concluded that the margins in home electronics would likely not improve. Given this and the tight financial markets the Company decided in October 2001 to get out of the Home Automation Business, which presently is a majority of its business. The Company intends to the extent possible to sell the assets of the Home Automation Business. Assets not sold off will be liquidated.
The Company will negotiate with its vendors and other debtors to settle the amounts owed.

        The Company is refocusing to take the Company in a new direction. It will be identifying and pursuing various opportunities.

        Additionally, the Company was in default on its bank debt, and unable to make its interest payments which were guaranteed by NewWest Holdings and its Chairman. On October 17, 2001, pursuant to the terms of the bank agreement, NewWest Holdings paid off the bank debt of $1,650,000, which the Company now owes to NewWest Holdings This amount was added to the exisiting
NewWest Holdings LOC.

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

         (b) Reports on Form 8-K

            The Company filed the following reports on Form 8-K during the nine month period ended September 30, 2001:

            Current Report on Form 8-K, dated August 28, 2001 disclosing (1) under Item 2 that the Company had compltered its acquisiiton of JEB Electric, Inc. and JEB Heating and Cooling, Inc. and (2) under
            Item 6 that one of ots direcotrs ahd resigned.


Signatures

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTELLIREADY, INC.
                                       (Registrant)

Date: October 30, 2001                  /s/ THOMAS J. WIENS
                                       -----------------------------
                                       Thomas J. Wiens
                                       Chairman & Chief Financial Officer
                                       (Principal Financial Officer)