Form 10KSB
period 2001-12-31
INTELLIREADY INC /CO/
filed 2002-05-21
CIK 1035168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

FORM 10-KSB - ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934For the year ended December 31, 2001

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934 for the transition period from_________________
                             to _______________

                                                Commission File Number 0-22349

                              INTELLIREADY, INC.
                  Exact Name of Registrant as specified in its Charter)

Colorado	                                                 84-1502078
State or other Jurisdiction of            I.R.S.Employer Incorporation or
                                            Organization Identification No.

   8400 East Prentiss Ave., Suite 1500   Greenwood Village, Colorado  80011
        (Address of Principal Executive Offices)  (Zip Code)

(                                303) 755-2400
             (Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.[x] Yes[ ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The issuer's revenues for the year ended December 31, 2001 were $-0-

The aggregate market value of the voting stock held by non-affiliates is
$174,265

Common Stock, no par value	                                    10,683,936
------------------------------                   ---------------------------
Title of Class 	                               Number of Shares outstanding
		                                            at May 20, 2002


INTELLIREADY, INC.

INDEX

	                                                               PAGE NO

PART I	Item 1. Business

	Item 2. Properties

	Item 3. Legal Proceedings

	Item 4. Submission of Matters to a Vote of Security Holders

PART II  	Item 5. Market for Registrant's Common Equity and Related
	Stockholder Matters

	Item 6. Management's Discussion and Analysis of
	Financial Condition and Results of Operations

	Item 7. Financial Statements and Supplementary Data

	Item 8. Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure

PART III 	Item 9. Directors and Executive Officers of the Registrant

	Item 10. Executive Compensation

	Item 11. Security Ownership of Certain Beneficial Owners an
	Management
	Item 12. Certain Relationships and Related Transactions

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

ITEM 1. BUSINESS

BACKGROUND AND FORMATION OF INTELLIREADY

IntelliReady, Inc. (formerly known as Wiens Industries, Inc.) was organized under the laws of the State of Colorado on April 21, 1998. Our principal offices are located in Greenwood, Colorado and our main telephone number is
(303) 755-2400. All references to "us", "we", and "our" mean IntelliReady, Inc. and its wholly owned subsidiary, IntelliReady of Colorado, Inc. unless otherwise stated.

We were in the development stage as defined in Financial Accounting Standards Board Statement No. 7 until the acquisition of IntelliReady of Colorado, formerly known as Time Direct, LLC, a Colorado limited liability company ("Time Direct"). Prior to the acquisition of Time Direct, we had not commenced operations.

The Company had been a provider of wiring and technology for entertainment, communication, and data networks to residential and commercial customers (Home Automation Business). The Company's plan included the acquisition of home automation and related companies. However, the Company could not acquire companies at reasonable purchase prices.

IROC experienced significant losses during the nine months ended September 30, 2001. After the events of September 11, 2001, management determined in October 2001 that the significant losses would continue and the Company exited the Home Automation Business, and closed its operating subsidiary IntelliReady of Colorado, Inc. The Company has attempted to liquidate its assets and is negotiating with its creditors to settle the amounts owed. The Company's largest creditor is New West Holdings, LLC, ("NWH") IRDI's venture capital investor, which is controlled by IRDI Chairman, Thomas J Wiens.

The Company is actively pursuing various business opportunities to acquire or merge with operating businesses.

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

In July 2000, we entered into negotiations with Pan Western Energy Corporation, an Oklahoma corporation ("PWEC"), concerning a possible reverse triangular merger. At that time, PWEC was a public reporting company, which operated in the oil and gas industry. PWEC was incorporated in 1981 under the laws of the State of Oklahoma with the objective of exploring for, developing, producing, and managing oil and gas reserves.

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

STRATEGY

The Company had been a provider of wiring and technology for entertainment, communication, and data networks to residential and commercial customers (Home Automation Business). The Company's plan included the acquisition of home automation and related companies. However, the Company could not acquire companies at reasonable purchase prices.

IROC experienced significant losses during the nine months ended September 30, 2001. After the events of September 11, 2001, management determined in October 2001 that the significant losses would continue and the Company exited the Home Automation Business, and closed its operating subsidiary IntelliReady of Colorado, Inc. The Company has attempted to liquidate its assets and is negotiating with its creditors to settle the amounts owed. The Company's largest creditor is New West Holdings, LLC, ("NWH") IRDI's venture capital investor, which is controlled by IRDI Chairman, Thomas J Wiens.

The Company is actively pursuing various business opportunities to acquire or merge with operating businesses.

PRINCIPAL OPERATING COMPANIES

We have one wholly owned, non-operational subsidiary: PWAC, a Colorado corporation. PWAC recorded no transactions during the 2000 period and therefore, has no financial operations. PWAC has one wholly owned subsidiary which constitutes the Company's principal operating company: IntelliReady of Colorado, Inc., a Colorado corporation ("IROC"). IROC focused primarily on developing residential accounts for deployment of structured wiring solutions, security system installation and monitoring and sale of audio and visual equipment to single family homes and multi-family dwelling units.

POSSIBLE FUTURE ACQUISITIONS

In connection with our refocusing, we may pursue acquisitions.

EMPLOYEES

We had no employees at December 31, 2001.



RISK FACTORS

WE HAD OPERATING LOSSES IN THE PAST, OUR LIABILITIES EXCEEDED OUR ASSETS, AND THERE IS NO GUARANTEE THAT WE WILL BE PROFITABLE.

We had a net loss of $(1,959,336) and $(1,263,495) for the years ended December 31, 2001 and 2000, respectively. Additionally, as discussed in Background and Formation we have gotten out of our primary business, the Home Automation Business. Further, our liabilities exceeded our assets by $2,066,431. Our future operations may not be profitable. If we do not become profitable in the future, the value of our common stock may fall and we could have difficulty obtaining funds to continue our operations. We expect to continue incurring losses during the foreseeable future while we refocus our operations.


WE MAY EXPERIENCE DIFFICULTIES DEVELOPING AND IMPLEMENTING OUR MARKETING AND BUSINESS PLANS.

We began operations in 2000. We have gotten out of our primary business, and we are refocusing our Company. As a result, our operating, sales and management and other strategies need to be developed, and we do not have a history that may give us an indication of how we may respond to situations presented to us. If we are not successful in refocusing on a timely basis or otherwise effectively managing our development, our business, operating results and financial condition will be materially adversely affected.

THE SUCCESSFUL COMPLETION OF ANY STRATEGIC INVESTMENTS AND BUSINESS COMBINATIONS MAY REQUIRE SUBSTANTIAL CAPITAL AND THE INTEGRATION OF THE ACQUIRED BUSINESS.

We may pursue one or more acquisitions of companies engaged in businesses similar to or related to our refocused business. As consideration for such acquisitions, we may be required to incur additional indebtedness or issue equity. We may not be able to obtain such financing on favorable terms or at all. In addition, we may from time to time engage in discussions with potential business partners looking toward formation of business combinations or strategic alliances that would expand the reach of our services. We also may look to potential strategic investors who may have an interest in making an investment in us. Such acquisitions, combinations, or alliances, if consummated, could divert our resources and our management's time, and would require integration with our existing services. We may not be successful in completing any acquisitions, combinations, or alliances or, if consummated, these transactions may not be on terms favorable to us or successfully integrated into our operations.

WE DEPEND ON THE AVAILABILITY OF SKILLED LABOR WHICH IS DIFFICULT TO ATTRACT AND RETAIN.

Our refocusing will likely include plans to rapidly grow, and our future success will depend to a significant extent upon our ability to attract, train and retain skilled technical, management, sales, marketing and consulting personnel. Competition for skilled personnel is intense. We may not be successful in attracting and retaining the personnel necessary to conduct our business successfully. If we are unable to attract, hire, assimilate, and retain such personnel, it could have a material adverse effect on our business, financial condition, and results of operations.


OUR COMMON STOCK IS SUBJECT TO PENNY STOCK REGULATION.

The Securities and Exchange Commission (the "SEC") has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Generally, penny stocks are equity securities with a price of less than $5.00 (other than securities registered on national securities exchanges or quoted on the NASDAQ system). While our shares are trading for less than $5 per share, the shares will be subject to the SEC's penny stock rules unless
(1) our net tangible assets exceed $5,000,000 during our first three years of continuous operations or $2,000,000 after our first three years of continuous operations; or (2) we have had average revenue of at least $6,000,000 for the last three years. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prescribed by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. As long as the common stock is subject to the penny stock rules, shareholders may find it difficult to sell their common stock.

A BLOCK OF OUR STOCK IS OWNED BY INSIDERS.

As of May 20, 2002, our current officers and directors, as a group, together with their affiliates, beneficially owned approximately 65.3 of our stock. Accordingly, these stockholders will have substantial influence over our policies and management.

WE HAVE NOT PAID DIVIDENDS AND DO NOT EXPECT TO DO SO IN THE FORESEEABLE FUTURE, SO OUR STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR INVESTMENT WITHOUT SELLING THEIR SHARES.

We have not paid dividends since our inception and do not expect to in the foreseeable future, so our stockholders will not be able to receive a return on their investments without selling their shares. We presently anticipate that all earnings, if any, will be retained for development of our business. Any future dividends will be subject to the discretion of the board of directors and will depend on, among other things, future earnings, our operating and financial condition, our capital requirements, and general business conditions.

THE MARKET PRICE OF OUR COMMON STOCK COULD BE ADVERSELY AFFECTED BY SALES OF SUBSTANTIAL AMOUNTS OF COMMON STOCK IN THE PUBLIC MARKET OR THE PERCEPTION THAT SUCH SALES COULD OCCUR.


As of March 31, 2002, we had 10,683,936 shares of common stock outstanding. Approximately 1,224,666 additional shares of common stock were issuable upon the exercise of outstanding options, warrants, and convertible securities. The market price of our common stock could be adversely affected by sales of substantial amounts of common stock in the public market or the perception that such sales could occur.

ITEM 2. DESCRIPTION OF PROPERTIES

Our principal offices are located in the Denver, Colorado metropolitan area. As we have exited our primary business, we lease a nominal amount of space under a monthly agreement, at a current annual base rental of approximately $4,000.

ITEM 3. LEGAL PROCEEDINGS

On February 8, 2001 we entered into an agreement with Michael D. Murdock and Yolanda Hoff, the founders of Time Direct, to terminate their employment, extinguish all obligations between the parties, and resolve all past and present disputes with a mutual, legal release. In the agreement we gave up all rights to the name Time Direct and the Enhanced Living website. We were not using either of those assets and had no intention of doing so in the foreseeable future. The parties to the agreement are free to contact and solicit any of our customers; however, Mr. Murdock and Ms. Hoff have agreed not to solicit for employment any of our current employees except the two employees who previously worked for Mr. Murdock and Ms. Hoff at Time Direct. We agreed to transfer two vans that were previously owned by Time Direct and pay $60,000 in exchange for cancellation of a $200,000 promissory note and two four-year employment contracts, with base annual salaries of $100,000. These employment agreements had approximately three and one-fourth (3.25) years remaining and required us to grant significant stock options to Mr. Murdock and Ms. Hoff. We maintain rights and obligations to all remaining assets and liabilities originally acquired in the acquisition of Time Direct. Further, Mr. Murdock and Ms. Hoff agreed that they are not entitled to any stock or stock options except for the aggregate 40,000 shares of our stock that they currently own. We believe this was a positive resolution of this dispute.

On October 4, 2001 Scott B. Campbell, the previous President and CEO filed suit against the Company and certain officers and directors alleging that the Company constructively terminated him without cause. The Company believes that the claim is without merit.

On October 15, 2001 Donald Grahek, a previous employee filed suit against the Company and certain officers and directors relating to his dismissal, alleging that the Company did not pay him pursuant to an alleged contract. The Company believes that the claim is without merit.

In connection with exiting the Home Automation Business, suits have been filed primarily in connection with collection matters. The Company believes that these claims are without merit or will not have a material adverse effect on the Company.

Additionally, we may be subject to legal proceedings and claims that arise in the ordinary course of business. We are not currently aware of any such proceeding. We do not expect that the results in any potential legal proceedings will have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted to a vote of the security holders.

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

Quarter Ended:	HIGH	LOW
----------------------------------------	------	-----

March 31, 2000	(1)	(1)
June 30, 2000	(1)	(1)
September 30, 2000	(1)	(1)
December 31, 2000	(1)	(1)
March 31, 2001	$2.125	$1.625
June 30, 2001	$2.80	$1.11
September 30, 2001	$2.35	$0.55
December 31, 2001	$0.55	$0.05
March 31, 2002	$0.07	$0.04


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

We have not paid dividends since our inception and do not expect to in the foreseeable future, so our stockholders will not be able to receive a return on their investments without selling their shares. We presently anticipate that all earnings, if any, will be retained for development of our business. Any future dividends will be subject to the discretion of the board of directors and will depend on, among other things, future earnings, our operating and financial condition, our capital requirements, and general business conditions.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Plan of Operations

The Company had been a provider of wiring and technology for entertainment, communication, and data networks to residential and commercial customers (Home Automation Business). The Company's plan included the acquisition of home automation and related companies. However, the Company could not acquire companies at reasonable purchase prices.

IROC experienced significant losses during the nine months ended September 30, 2001. After the events of September 11, 2001, management determined in October 2001 that the significant losses would continue and the Company exited the Home Automation Business, and closed its operating subsidiary IntelliReady of Colorado, Inc. The Company has attempted to liquidate its assets and is negotiating with its creditors to settle the amounts owed. The Company's largest creditor is New West Holdings, LLC, ("NWH") IRDI's venture capital investor, which is controlled by IRDI Chairman, Thomas J Wiens.

The Company is actively pursuing various business opportunities to acquire or merge with operating businesses.

Expected Increases in Employees

The Company currently has no employees. If the Company is successful in its acquisition strategy it expects to significantly increase the number of employees over the next twelve months. It is anticipated that most of its labor needs will be met by existing employees of acquired businesses.

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


CAPITAL EXPENDITURES

The Company incurred capital expenditures for tenant finish, computer equipment, tools and vehicles, and other office equipment. Capital expenditures totaled $74,223 and $53,027 for the periods ended December 31, 2001 and 2000, respectively.

CAPITAL RESOURCES

The Company had received financings under a line of credit ("LOC") agreement dated February 14, 2001 with NWH. The terms of this LOC state that the amounts drawn under the line are payable on demand and carry an interest rate of ten percent (10%); provided that the interest rate may be adjusted in the event the prime rate increases. As of December 31, 2001, we had drawn $124,928 on this LOC.

During 2001, our capital resources have been provided primarily through a line of credit with NWH of 124,928 and a note payable to Compass Bancshares, Inc. of 1,650,000, which was guaranteed by NWH. The LOC is secured by a first lien on all assets of the Company.

LIQUIDITY

The ability to satisfy our obligations depends in great part upon our securing short and long-term financing for development of our commercial and residential products and services. We are currently in discussions with other financial institutions to provide additional funding. There is no assurance that short and long-term financing can be obtained to fulfill our capital needs. Without the short or long-term financing, we will need to look for other sources of capital.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has recently issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets, SFAS No. 143, Accounting for Asset Retirement Obligations and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, is effective for the Company for the fiscal year beginning January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company estimates that the new standard will not have a material impact on its financial statements but is still in the process of evaluating the impact on its financial statements.

SFAS No. 143, Accounting for Asset Retirement Obligations, addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for the Company for the fiscal year beginning January 1, 2002 and early adoption is encouraged. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The Company estimates that the new standard will not have a material impact on its financial statements but is still in the process of evaluating the impact on its financial statements.

SFAS No. 141, Business Combinations, requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142, Goodwill and Other Intangible Assets, addresses accounting for the acquisition of intangible assets and accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements, which is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The adoption of SFAS 141 and 142 had no effect on the Company's current financial statements.

Major provisions of these Statements and their effective dates for the Company are as follows:

	All business Combinations initiated after June 30, 2001 must use the purchase method of accounting, with the pooling of interest method of accounting prohibited.

	Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable for the acquired entity.

	Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. In the year of adoption, all previously recognized goodwill and intangible assets with indefinite lives would no longer be subject to amortization.

	Goodwill, tested by business segment and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

	Management has not yet determined the possible impact on the financial statements of the foregoing recent accounting pronouncements.

In 1999 the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption by the Company of Statement 133 did not impact the Company's financial statements.

The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin
(SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The adoption of the SAB did not impact the Company's financial statements.




ITEM 7.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS


                                                                     PAGE
                                                                     ----
INTELLIREADY, INC. AND SUBSIDIARY

Consolidated Financial Statements:

Balance Sheets	                                                           F-3

Statements of Operations	                                               F-4

Statements of Changes in Stockholders' Equity (Deficit)   	                 F-5

Statements of Cash Flows	                                               F-6

Notes to Consolidated Financial Statements  	                             F-7

                                       F-1



Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

INTELLIREADY, INC.
CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2001 and 2000

                 	December 31,
	2001	2000
	-------------	-------------
ASSETS

CURRENT ASSETS:
Cash       	$350	$66,039
Trade accounts receivable, net	--	115,139
Inventory	--	97,161
Other assets	--	--
	-------------	-------------
Total Current Assets	350	278,339

PROPERTY AND EQUIPMENT, NET	130,804	197,863
GOODWILL, NET	--	176,669
OTHER ASSETS	--	38,150
	-------------	-------------
Total Assets	$131,159	$691,021
	=============	=============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Payable, related parties	$55,689	$6,000
Accounts payable and accrued expenses	543,711	424,003
Bank note payable	--	385,000
Deferred revenue	--	13,202
Equipment notes obligations, current portion	111,231	52,242
Current portion of long-term debt,	--	5,727
Current portion of long-term debt,
Time Direct, LLC acquisition	--	82,267
	-------------	-------------
Total Current Liabilities	710,631	968,441
	=============	=============

DEFERRED RENT	--	23,667
NOTE PAYABLE TO SHAREHOLDER / CHAIRMAN	1,788,878	--
EQUIPMENT NOTES OBLIGATIONS, net of
current portion	--	29,086
LONG-TERM DEBT, net of current portion	16,157	4,265
LONG TERM DEBT, Time Direct, LLC acquisition,
net of current portion	--	90,733
 	-------------	-------------
Total Liabilities	2,515,666	1,116,192
	=============	=============
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, no par value, 10,000,000
shares authorized - none issued	--	--
Common stock, no par value, 65,000,000
shares authorized - 10,683,936 and
10,488,916shares issued and outstanding	2,139,726	2,139,726
Contributed capital	58,598	58,598
Accumulated (deficit)	(4,582,831)	(2,623,495)
	-------------	-------------
Total Stockholders' Equity (Deficit)	(2,384,507)	(425,171)
	-------------	-------------
Liabilities and Stockholders' Equity	$131,159	$691,021
	=============	=============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

INTELLIREADY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                 	YEAR ENDED	PERIOD FROM
		DECEMBER 31,	MAY 18 -
			 DECEMBER 31,
		2001	2000
	------------	-----------
REVENUES:
Net sales	$          --	--
Interest and other	6,438	27,701
	------------	-----------
Total Revenues	6,438	27,701

COSTS AND EXPENSES:
Selling, general and administrative	537,477	596,260
Amortization of goodwill	99,694	11,778
Interest expense	81,325	50,053
	------------	-----------
Total Costs and Expenses	718,456	658,091
	------------	-----------
(LOSS) FROM CONTINUING OPERATIONS	(712,018)	(630,390)
	------------	-----------
DISCONTINUED OPERATIONS:
Income (loss) from operations of
discontinued subsidiary	(1,247,318)	(633,105)
	------------	-----------
NET INCOME (LOSS)	$ (1,959,336)	(1,263,495)
	============	============

NET (LOSS) PER COMMON SHARE - BASIC AND DILUTED
Continuing operations	$      (0.07)	(0.6)
Discontinued operations:
Loss from discontinued operations	(0.12)	(0.7)
	------------	-----------
	$      (0.19)	(0.13)
	============	============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	10,539,820	9,802,626
	============	============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

INTELLIREADY, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE YEAR ENDED DECEMBER 31, 2001 AND FOR PERIOD MAY 18, 2000 TO DECEMBER 31, 2000

                                                                      STOCK
                                          COMMON STOCK             SUBSCRIPTION     CONTRIBUTED  ACCUMULATED
                                      SHARES          AMOUNT        RECEIVABLE       CAPITAL       (DEFICIT)
                                   -----------     -----------     ------------     -----------      -------
BALANCES, MAY 18, 2000	9,000,000	$   500,000	$  (500,000) 	$        --	$  (574,261)

Payment for stock
subscription	--	--	500,000 	--   	--

Payments to related parties	--	--	--	-- 	(785,739)

Contributed capital, services	--	--	--	52,848	--

Contributed capital, cash	--	--	--	5,750	--

Stock issued for debt to
Time Direct, LLC	40,000	60,000	--	--	--

Stock issued for services	126,935	180,652	--	--	--

Stock issued in private
placements, net of
offering costs of $83,850	834,649	1,168,075	--	--	--

Stock issued in reverse
merger with PanWestern
Energy Corp.	487,332	230,999	--	--	--

Net (loss)	--	--	--	--	(1,263,495)
		-----------	-----------	-----------	-----------	---------
BALANCES, DECEMBER 31, 2000	10,488,916	$ 2,139,726	$        --	$    58,598	$(2,623,495)

Stock issued for services	195,020	--	--	--	--
Net (loss)	--	--	--	--	(1,959,336)
		-----------	-----------	-----------	-----------	---------
BALANCES, DECEMBER 31, 2001	10,683,936	$ 2,139,726	$        --	$    58,598	$(4,582,831)
		===========	===========	===========	===========	=========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

INTELLIREADY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

			PERIOD FROM
		YEAR ENDED	MAY 18 -
		DECEMBER 31,	 DECEMEBER 31,
		2001	2000
	------------	-----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$ (1,959,336)	$(1,263,495)
Adjustments to reconcile net (loss) to
 net cash from operating activities:
Write down of assets	180,693	--
Depreciation and amortization	24,253	20,046
Stock issued for services	--	180,652
Contributed capital for services	--	52,848
Changes in assets and liabilities:
Accounts receivable	115,139	(47,514)
Inventory	97,161	(97,161)
Other assets	38,150	(38,150)
Payable, related parties	49,689	(1,500)
Accounts payable and accrued expenses	119,708	399,793
Customer deposits	(13,202)	13,202
Deferred rent	(23,667)	23,667
	------------	------------
Net Cash (Used) by Operating Activities	(1,371,412)	(757,612)
	------------	------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Purchase of equipment	(74,223)	(53,027)
Cash Acquired - acquisition of subsidiary	--	23,275
Cash Acquired - reverse merger	--	230,999
	------------	 ------------
Net Cash Provided (Used) by Investing Activities	(74,223)	201,247
	-----------	------------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Payment of long-term debt	(9,992)	(4,433)
Payment of long-term debt, Time Direct, LLC	(60,000)	(15,000)
Payment of Bank Note Payable	(2,018,843)	(500,000)
Payment of capital leases	--	(39,488)
Proceeds equipment notes	29,903	--
Proceeds from related party promissory note	1,788,878	--
Proceeds bank debt	1,650,000	--
Sale of common stock	--	1,203,175
Payment of offering costs	--	27,600
Sale of common stock	--	5,750
	------------	------------
Net Cash Provided by Financing Activities	1,379,946	622,404
	------------	------------
DECREASE IN CASH	(65,689)	66,039
CASH, beginning of period	66,039	--
	------------	------------
CASH, end of period	$350	66,039
	============	============


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

Activity
The Company had been a provider of wiring and technology for entertainment, communications, and data networks to residential and commercial customers ("Home Automation Business"). While the Company experienced strong revenue growth in the first half of the year, it did not generate adequate gross profit margins. Beginning in the 3rd quarter 2001, the revenue pipeline shrank significantly. The Company's plan included the acquisition of home automation and related companies. However, the Company could not acquire companies at reasonable purchase prices.

IROC experienced significant losses during the nine months ended September 30, 2001 and in October 2001 management determined that the significant losses would continue and the Company exited the Home Automation Business, and closed its operating subsidiary IntelliReady of Colorado, Inc. The Company has attempted to liquidate its assets and is negotiating with its creditors to settle the amounts owed.

The Company is actively pursuing various business opportunities to acquire or merge with operating businesses.

Discontinued Operations
The Company has reported the operations as discontinued operations. The Board of the Directors determined that it was in the best interest of the Company and its Stockholders to cease operations.

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

Management's Plan
The Company has recently discontinued the operations of IROC and has a working capital deficit and a capital deficit. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Management intends to seek out additional sources of debt and equity financing and to seek merger and acquisition opportunities with profitable operating companies.

Income Taxes
The Company uses the liability method of accounting for income taxes pursuant The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year end.

For federal income tax purposes, substantially all expenses must be deferred until the Company commences business and then they may be written off over a 60-month period. Therefore, $1,360,000 of net losses incurred in the period from April 21, 1998 (inception) to May 18, 2000 have not been deducted for tax purposes and represent a deferred tax asset. The Company commenced operations on May 18, 2000. The Company has a net operating loss of approximately $3,800,000, which expires in 2021. The Company is providing a valuation allowance in the full amount of the deferred tax asset since there is no assurance of future taxable income. Tax deductible losses can be carried forward for 20 years until utilized.

Goodwill
Goodwill represents the excess of cost over the fair value of assets acquired and is amortized using the straight-line method over 10 years. The Company assesses the recoverability of its goodwill whenever adverse events or changes in circumstances or business climate indicate that expected future cash flows (undiscounted and without interest charges) for individual business units may not be sufficient to support recorded goodwill. If undiscounted cash flows are not sufficient to support the recorded asset, impairment is recognized to reduce the carrying value of the goodwill based on the expected discounted cash flows of the business unit. Expected cash flows are discounted at a rate commensurate with the risk involved. Amortization expense was $99,654 for the year ended December 31, 2001 and $11,778 for the period ended December 31, 2000. As a result of discontinued operations, the Company wrote down the value of goodwill to $-0-.

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

Impairment of Long Lived Assets
The Company evaluates its long lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate the future undiscounted cash flows of certain long lived assets are not sufficient to cover the carrying value of such assets, the assets are adjusted to their fair values. The Company has written down the value of goodwill to $-0- and the value of its equipment to its net realizable value from liquidation.

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

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of Accounting Principles Board (APB) Opinion No. 25" (FIN
44). FIN 44 clarifies the application of APB Opinion No. 25 including: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock option or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on its results of operations or financial position.

Reclassification
Certain amounts reported in the Company's financial statements for the year ended December 31, 2000 have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements
The Financial Accounting Standards Board (FASB) has recently issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets, SFAS No. 143, Accounting for Asset Retirement Obligations and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, is effective for the Company for the fiscal year beginning January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.

The Company estimates that the new standard will not have a material impact on its financial statements but is still in the process of evaluating the impact on its financial statements.

SFAS No. 143, Accounting for Asset Retirement Obligations, addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for the Company for the fiscal year beginning January 1, 2002 and early adoption is encouraged. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The Company estimates that the new standard will not have a material impact on its financial statements but is still in the process of evaluating the impact on its financial statements.

SFAS No. 141, Business Combinations, requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142, Goodwill and Other Intangible Assets, addresses accounting for the acquisition of intangible assets and accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements, which is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The adoption of SFAS 141 and 142 had no effect on the Company's current financial statements.

Major provisions of these Statements and their effective dates for the Company are as follows:

	All business Combinations initiated after June 30, 2001 must use the purchase method
	of accounting, with the pooling of interest method of accounting prohibited.
	Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable for the acquired entity.

	Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. In the year of adoption, all previously recognized goodwill and intangible assets with indefinite lives would no longer be subject to amortization.

	Goodwill, tested by business segment and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

	Management has not yet determined the possible impact on the financial statements of the foregoing recent accounting pronouncements.

In 1999 the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption by the Company of Statement 133 did not impact the Company's financial statements.

The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin
(SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The adoption of the SAB did not impact the Company's financial statements.

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

Warranty Policy
The Company warrants all materials and workmanship for a period of one year from the date of completion. Any warranties and/or manufacturers' guarantees on consumer products are supplied to the customer. The Company has not experienced any warranty costs to date and has not recorded an allowance as of December 31, 2001.

Concentrations of Credit Risk
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base includes three significant home builders. Although the Company is directly affected by the financial well-being of the home building industry, management does not believe significant credit risk existed at December 31, 2001.

The Company maintains all cash in bank deposit accounts which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

Inventories
Inventories consisted of products purchased for resale and parts and supplies for installation were valued at the lower of cost (first-in, first-out) or market.

Advertising Expenses
The Company expenses advertising costs as incurred. During the years ended December 31, 2001 and 2000, the Company did not have significant advertising costs.

Equipment
Furniture and equipment is recorded at cost. Depreciation expense is provided on a straight-line basis using the estimated useful lives of 5-7 years. Depreciation expense was $24,523 for the year ended December 31, 2001 and $8,268 for the period ended December 31, 2000. The equipment is currently idle and has been written down to its net realizable value. Depreciation expense has not been recorded since the operations of IROC were discontinued.

Revenue Recognition
Revenues are recognized as work is completed.


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

Cash  	$23,275
Accounts receivable  	67,625
Property and equipment	32,288
Accounts payable and accrued expenses 	(24,210)
Notes payable	(14,425)
Goodwill   	188,447
	------------
Total purchase price	273,000
Notes payable	(248,000)
	------------
Cash paid at closing	$25,000
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

NOTE 3 - PAYMENTS TO RELATED PARTIES

During the period ended December 31, 2000, the Company accrued for and subsequently paid to certain related party entities controlled by the Company's then sole stockholder payments for efforts made on behalf of the Company prior to the commencement of operations of the Company. The payments were made in cash and equity and were recorded as expense through a reduction to retained earnings.

NOTE 4 - PROPERTY AND EQUIPMENT

Idle equipment consisted of the following:

                 		DECEMBER 31,
	2001
	---------
Furniture and fixtures	$61,058
Equipment	47,489
Leasehold improvements	--
	---------
	108,547
Less accumulated depreciation and amortization  	(28,256)
	--------
	$80,291
	========


NOTE 5 - LONG-TERM DEBT

Long-term debt consisted of the following:

The Company issued a senior secured promissory note on February 14, 2001 to New West Holdings, LLC ("NWH") a related party, due on demand, in the principal amount of $315,000 at an annual interest rate of 10%. Additionally, NWH had agreed to fund the Company's operations under a secured line of credit ("LOC") agreement dated February 14, 2001. The terms of this LOC state that the amounts drawn under the LOC are payable on demand and carry an interest rate of 10%, provided that the interest rate may be adjusted in the event the prime interest rate increases. The terms also state that continued funding is at the discretion of NWC, subject to the terms of the LOC.

On May 15th 2001, the Company successfully refinanced this indebtedness into a two-year note with Compass Bank. The Company borrowed $1,650,000 on this note. Upon refinancing, the accrued interest owed to NWH was forgiven and the Company realized a gain of $10,017 in the second quarter of 2001.

The Company was in default on its bank debt, and unable to make its interest payments which were guaranteed by New West Holdings and its Chairman. On October 17, 2001, pursuant to the terms of the bank agreement, NWH paid off the bank debt of $1,650,000, which the Company now owes to New West Holdings. This amount was added to the existing NWH LOC.


                 	DECEMBER 31,
	2001	2000
	----------	---------
Notes payable to a financing company; the notes
have monthly payments of $2,355 and $268 in 2001
and 2000, respectively, and interest at 3.5% to
7.06%, secured by equipment and due from
October 2002 to June 2006	111,231	$9,992

Less current portion   	(111,231)	(5,727)
	----------	----------
	--	4,265
	==========	==========

At December 31, 2001 the Company was in default on this debt. The Chairman and largest shareholder had personally guaranteed the debt, and in February 2002 paid of the debt and took possession of the assets.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements
During April 2000 the Company entered into a consulting agreement for executive recruiting. The Company issued common stock valued at $226,000. During 2001, the Company issued an additional 195,020 shares of common stock due to a decline in the market value of the previously issued stock. No additional expenses were recognized.

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

Operating Lease
In August 2000 the Company entered into a forty-eight month lease for office space occupied by its subsidiary. The lease commenced in December 2000 after leasehold improvements were completed. The Company has attempted to terminate the lease and is currently in default of the terms of the lease.

Rent expense was $68,557 for the year ended December 31, 2001, and $47,020 for the period ended December 31, 2000.

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

During 2000 the Company entered into employment agreements with certain executives that provide for annual salaries ranging from $60,000 to $180,000, bonuses of 20% to 30% of base pay, and granted 1,000,000 stock options to purchase the Company's common stock which vest over a three year period and are exercisable at prices ranging from $2.00 to $4.00 per share. All these executives have resigned or been terminated. All options remain outstanding

Litigation
The Company is a party to various claims, complaints, and other legal actions that have arisen in the ordinary course of business and as a result of the discontinuation of the operations of IROC.

NOTE 7 - CAPITALIZED LEASE OBLIGATIONS (PENDING)

The Company leases various equipment under capitalized leases, expiring through 2003. The assets have been recorded at the lower of the present value of the minimum lease payments or their fair value and are depreciated over the assets' estimated useful lives. The Company is in default of these leases, has returned the equipment, and is negotiating resolution.

NOTE 8 - DEFERRED RENT

Upon execution of a forty-eight month lease for its office space for its subsidiary commencing August 1, 2000, the Company was granted 4 months "free" rent. As required by generally accepted accounting principles, rent expense is being recognized by amortizing the total minimum rentals payable under the lease over the term of the lease on a straight-line basis. During the year ended December 31, 2001 the rental agreement was terminated.

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

In all cases the exercise price of these options is greater than the Company's stock price. Additionally, all of the employees to whom these options were issued are no longer employed by the Company, and as such the options are no longer outstanding. There were no options issued during 2001.



                                                               OUTSTANDING OPTIONS           WEIGHTED
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
                                              ===========      ===========     ===========      ===========      ===========





NOTE 10 - BANK NOTE PAYABLE

In May 2000, the Company entered into an $885,000 note payable to a bank controlled by a relative of the then sole stockholder. The note bears interest at 9.8% per annum, which is due monthly and principal is due in May 2001. The Company had repaid $500,000 as of December 31, 2000.

The Company successfully refinanced this indebtedness into a two-year note with Compass Bank. The note was personally quaranteed by New West Holdings ("NWH") and the Company's Chairman. The Company borrowed $1,650,000 on this note. Upon refinancing, the accrued interest owed to NWH was forgiven and the Company realized a gain of $10,017 in the second quarter of 2001.

The Company was in default on its bank debt, and unable to make its interest payments which were guaranteed by New West Holdings and its Chairman. In October 2001, pursuant to the terms of the bank agreement, NWH paid off the bank debt of $1,650,000 which the Company now owes to New West Holdings. This amount was added to the existing NWH LOC (see Note 11). A balance of $16,157 remains on the note to the bank.

NOTE 11 - NOTE PAYABLE TO CHAIRMAN

In February 2001 The Company issued a senior secured promissory note to New West Holdings, LLC ("NWH"), an entity controlled by the Company's Chairman, due on demand, in the principal amount of $315,000. Additionally, NWH had agreed to fund the Company's operations under a secured line of credit ("LOC") agreement dated February 14, 2001. The terms of this LOC state that the amounts drawn under the LOC are payable on demand and carry an interest rate of 10%, provided that the interest rate may be adjusted in the event the prime interest rate increases. The terms also state that continued funding is at the discretion of NWC, subject to the terms of the LOC. NWH had agreed to fund the Company's operations during 2001 pursuant to the terms agreed upon in the LOC. The balance of the bank debt, the note and the LOC have been refinanced into an inclusive note payable due in October 2003 with an annual interest rate of 10%.

On May 15th 2001, the Company successfully refinanced this indebtedness into a two-year note with Compass Bank. The Company borrowed $1,650,000 on this note. Upon refinancing, the accrued interest owed to NWH was forgiven and the Company realized a gain of $10,017 in the second quarter of 2001.

The Company was in default on its bank debt, and unable to make its interest payments which were guaranteed by NewWest Holdings and its Chairman. In October 2001, pursuant to the terms of the bank agreement, NWH paid off the bank debt of $1,650,000, which the Company now owes to NewWest Holdings. This amount was added to the existing NWH LOC.

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

In connection with the acquisition of the Time Direct, the Company executed notes payable to the former owners for $248,000 and assumed liabilities of $38,635 in exchange for the following assets during the period ended December 31, 2000:

Accounts receivable	$67,625
Property and equipment  	32,288
Goodwill1	86,722
	------------
	$286,635
	============

Cash paid for interest during the period ended December 31, 2001 and 2000 were $190,830 and $42,105, respectively.



NOTE 13 - COMMON STOCK

During the period ended December 31, 2000, the Company issued 834,649 shares of common stock for $1,168,075 net of offering costs of $83,850.

During 2000 the Company's Chairman of the Board transferred common stock from his own holdings for cash and services benefiting the Company, valued at $58,598.

During 2000 the Company issued 126,935 shares of common stock for services valued at $180,652. During the year ended December 31, 2001, the Company issued an additional 195,020 shares of common stock to offset the decline in value of the common stock issued in 2000.

During July 2000 the Company exchanged 40,000 shares of common stock for $60,000 of debt payable to the former owners of Time Direct, LLC.


NOTE 14 - STOCK-BASED COMPENSATION
The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The standard requires the Company to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees, which resulted in charges to operations of $-0- during the year ended December 31, 2000.

The Company did not adopt the fair value method with respect to employee stock options; the Company continues to account for these under the "intrinsic value" method. Had the Company adopted the fair value method with respect to options issued to employees as well, there would have been no charge to income in 2000 because none of the stock options were vested at December 31, 2000.

NOTE 15 - DISCONTINUED OPERATIONS

The Company has determined it is in the best interest of the Company and its stockholders to cease operations. The Company has reported the operations as discontinued operation effective October 1, 2001, the measurement date.

Certain information with respect to discontinued operations is as follows:

                 		2001
	-------------
Non-current assets		80,291
	-------------
Total Assets		80,291
	=============
Current liabilities	$	572,919
Non-current liabilities		82,388
	-------------
Total Liabilities	$	655,307
	=============

Net Liabilities	$	575,016
	=============



                 	2001	2000
	-----------	-----------
Net sales	$1,540,417	514,486
Cost of sales	 1,170,570	418,890
	-----------	-----------
Gross Profit	   369,847	95,596
Operating Expenses	  1,896,767	728,701
	-----------	-----------
(Loss) from discontinued operations	$(1,526,920)	(633,105)
	===========	===========


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


PART III

ITEM 9.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

Name   	Age   	Position with the Company Director 	Since
----   	---   	----------------------------------	------
Thomas J. Wiens 	50	Chairman of the Board and
		Chief Financial Officer   	March 14, 2000
Brendan Reidy 	35	Director	March 14, 2000
Luke F. Botica	51	President, Chief Executive Officer,	April 19, 2001
		and Director

THOMAS J. WIENS. Mr. Thomas J. Wiens has served as the Chairman of IntelliReady, Inc. since its inception in April of 1998. Mr. Wiens is CEO of New West Capital, LLC and New West Holdings, LLC., privately held venture capital and venture catalyst firms. Mr. Wiens was also chairman of Dencor Energy Cost Controls, Inc. d/b/a/ Reliable Power Systems, Inc. (OTC:BB symbol "DENC"). Mr. Wiens has been involved in various entrepreneurial pursuits including banking, communications, insurance, and recycling. Mr. Wiens was the founder and Chairman of the Board of Directors of Recycling Industries from 1987 through May 1999 and was the 1998 recipient of the Ernst & Young, LLP Entrepreneur of the Year award for his entrepreneurial activities as Chairman and CEO of Recycling Industries, Inc. Due to the precipitous decline in the price of metals due to the dumping of foreign steel in the U.S. marketplace Recycling Industries, Inc. filed for reorganization under Chapter 11 of the Federal Bankruptcy Code on February 22, 1999. The case was dismissed by the Federal Bankruptcy Court in December 2000. Mr. Wiens received his BA from the School of Government and Public Administration at The American University in Washington D.C. and received a MDIV from Yale University. Mr. Wiens serves on the Board of Advisors of Yale Divinity School, the Board of Directors of the National Cutting Horse Association and various charitable organizations.

LUKE F. BOTICA. Mr. Botica has been a Board member since April 2001 and has served as President and CEO since August 2001. His industry experience includes internet, high technology, telecommunications, and software. From May 2000 to present Mr. Botica has been a financial and operations consultant, specializing in high growth, wind downs, and turnarounds. From May 2000 to February 2001, Mr. Botica served as the Chairman of Recycling Industries, Inc. From September 1997 to May 2000, Mr. Botica served as the Vice Chairman of Recycling Industries, Inc. Due to the precipitous decline in the price of metals due to the dumping of foreign steel in the U.S. marketplace Recycling Industries, Inc. filed for reorganization under Chapter 11 of the Federal Bankruptcy Code on February 22, 1999. The case was dismissed by the Federal Bankruptcy Court in December 2000. From April 1996 to September 1997, Mr. Botica served as the Senior Vice President and Chief Financial Officer of Donnelley Enterprise Solutions, Inc. From July 1995 to April 1996, Mr. Botica served as the Executive Vice President and Chief Financial Officer of Dames & Moore, Inc. Mr. Botica served as Senior Vice President - Finance and Chief Financial Officer of Allied Waste Industries, Inc. from 1993 through 1995, and as Vice President - Corporate Development and Planning for Chemical Waste Management, Inc. from 1990 through 1993.

ITEM 10. EXECUTIVE COMPENSATION

Our President and CEO, Luke F. Botica received no compensation in such role. Additionally, there were no employees at December 31, 2001.

OPTION GRANTS TABLE.

There were no options issued during 2001. In all cases the exercise price of these options issued prior to 2001 is greater than the Company's stock price. Additionally, all the employees to whom these options were issued are no longer employed by the Company, and as such the options are no longer outstanding.

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

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2001, we had 10,683,936 issued and outstanding shares of Common Stock. The following table sets forth, as of December 31, 2001, the number and percentage of shares of Common Stock owned beneficially by (i) each director of the Company, (ii) each officer named in the Summary Compensation Table, (iii) all directors and executive officers as a group, and (iv) each person known to us to own of record or beneficially more than five percent of the Company's Common Stock. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to the shares indicated. As of December 31, 2001, we had approximately 135 holders of Common Stock of record.

	Name of Beneficial 	Number of Shares 	Percent
		Owner Beneficially Owned (1)	of Class
---------------------------	------------------------------	------------

New West Holdings, LLC (2)	5,500,000	51.48%
Robert Kaminski (3)	1,077,000	10.08%
Thomas J. Wiens (4)	6,978,602	65.32%
New West Capital Partners, LLC (5)	729,667	6.83%
All Executive Officers and
Directors as a group (2 persons) 	7,003,602	65.55%


(1)All calculations are on a fully diluted basis.

(2)The address of New West Holdings, LLC. is 5567 South Perry Park Road, Sedalia, Colorado 80135. New West Holdings, LLC. is controlled by Thomas J. Wiens and his immediate family.

(3)The address for Robert Kaminski is 24000 South Western Avenue, Park Forest, Illinois, 60466. These shares are actually held by the Robert S. Kaminski Revocable Trust.

(4)The address for Thomas J. Wiens is 5567 South Perry Park Road, Sedalia, Colorado 80135. Mr. Wiens' interest includes his beneficial ownership of New West Holdings, LLC's 5,500,000 shares, New West Capital Partners, LLC. of 729,667 and his beneficial ownership of 748,935 shares.

(5)The address for New West Capital Partners, LLC is 5567 South Perry Park Road, Sedalia, Colorado 80135.


ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Thomas J. Wiens, our Chairman, and related entities ("Related Entities") loaned us $885,000 over the course of the first five months of 2000. On May 4, 2000 we repaid Mr. Wiens and these Related Entities by borrowing $885,000 from Compass Bank. We repaid $500,000 to FirstTier Bank during the 2000 period. On January 4, 2001 FirstTier Bank merged with Compass Bancshares, Inc. (Nasdaq:CBSS). The outstanding principal and accrued interest balance on the FirstTier loan was $1,650,000 on December 31, 2001.

Additionally, in February 2001 The Company issued a senior secured promissory note to New West Holdings, LLC ("NWH"), an entity controlled by the Company's Chairman, due on demand, in the principal amount of $315,000. Additionally, NWH had agreed to fund the Company's operations under a secured line of credit ("LOC") agreement dated February 14, 2001. The terms of this LOC state that the amounts drawn under the LOC are payable on demand and carry an interest rate of 10%, provided that the interest rate may be adjusted in the event the prime interest rate increases. The terms also state that continued funding is at the discretion of NWC, subject to the terms of the LOC. NWH had agreed to fund the Company's operations during 2001 pursuant to the terms agreed upon in the LOC. As of December 30, 2001, the Company had drawn $124,928 on this LOC.

On May 15, 2001, the Company successfully refinanced this indebtedness into a two-year note with Compass Bank. The Company borrowed $1,650,000 on this note. Upon refinancing, the accrued interest owed to NWH was forgiven and the Company realized a gain of $10,017 in the second quarter of 2001.

The Company was in default on its bank debt, and unable to make its interest payments which were guaranteed by NewWest Holdings and its Chairman. In October 2001, pursuant to the terms of the bank agreement, NWH paid off the bank debt of $1,650,000, which the Company now owes to NWH. This amount was added to the existing senior secured NWH LOC.




PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K ----
---------------------------------------------------------------------------

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

10(i) Equity Incentive Plan.*

10(ii) Promissory Note effective February 14, 2001 between Registrant and New West Holdings, LLC.

10(iii) Letter of Credit effective February 14, 2001 between Registrant and New West Holdings, LLC.

10(iv) Lease Agreement on Registrant's primary property.

20(i) Reports on Form 8-K

We filed the following reports on Form 8-K during the quarter ended December 31, 2001:
None


  SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act, IntelliReady, Inc., caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE 	DATE
---------	-----	----

INTELLIREADY, INC.

/S/ THOMAS J . WIENS 	Chairman and Chief Financial Officer	March 26, 2001
----------------------
Thomas J. Wiens

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

SIGNATURE	TITLE 	DATE
---------	-----	----

/S/ THOMAS J . WIENS 	Chairman and Chief Financial Officer	May 20, 2002
---------------------- 	(Principal Financial Officer)/Director
Thomas J. Wiens

/S/ LUKE F. BOTICA 	President and Chief Executive Officer	May 20, 2002
---------------------- 	(Principal Executive Officer)/Director
Luke F. Botica
	Director	May 20, 2002
----------------------
Brendan Reidy




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

10(ii) Promissory Note effective February 14, 2001 between Registrant and New West Holdings, LLC.

10(iii) Line of Credit effective February 14, 2001 between Registrant and New West Holdings, LLC.

10(iv) Lease Agreement on Registrant's primary property.

16 Letter on Change in Certifying Accountant.**

20(i) Reports on Form 8-K

We filed the following reports on Form 8-K during the quarter ended December 31, 2001:
None
21 A description of the subsidiaries of the Registrant.

* Incorporated by reference from Registrant's Schedule 14C, which was previously filed on October 19, 2000.

** Incorporated by reference from Registrant's Form 8-K, which was previously filed on November 20, 2000.

*** Incorporated by reference from Registrant's Form 8-K, which was previously filed on October 19, 2000.


DESCRIPTION OF SUBSIDIARIES OF THE REGISTRANT

IntelliReady, Inc. (the "Registrant") has one wholly owned subsidiary:

1.Pan Western Acquisition Corp, a Colorado corporation.

Pan Western Acquisition Corp has one wholly owned subsidiary:

2.IntelliReady of Colorado, a Colorado corporation.


Page   <2>