Form 10KSB/A
period 2001-12-31
INTELLIREADY INC /CO/
filed 2002-06-11
CIK 1035168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB - ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934For the year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from_________________ to
_______________

Commission File Number 0-22349

INTELLIREADY, INC.
Exact Name of Registrant as specified in its Charter)

   Colorado	84-1502078
State or other Jurisdiction of I.R.S. 	Employer Incorporation or
Organization Identification
No.

8400 East Prentiss Ave., Suite 1500   Greenwood Village, Colorado  80111
(Address of Principal Executive Offices)  (Zip Code)

(720) 201-7234
(Registrant's Telephone Number, including Area Code)

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

ITEM 1. BUSINESS

BACKGROUND AND FORMATION OF INTELLIREADY

IntelliReady, Inc. (formerly known as Wiens Industries, Inc.) was organized under the laws of the State of Colorado on April 21, 1998. Our principal offices are located in Greenwood Village, Colorado and our main telephone number is (720) 201-7234. All references to "us", "we", and "our" mean IntelliReady, Inc. and its wholly owned subsidiary, IntelliReady of Colorado, Inc. unless otherwise stated.

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

PRINCIPAL OPERATING COMPANIES

We have one wholly owned, non-operational subsidiary: PWAC, a Colorado corporation. PWAC recorded no transactions during the 2000 and 2001 periods and therefore, has no financial operations. PWAC has one wholly owned subsidiary which constitutes the Company's principal operating company:
IntelliReady of Colorado, Inc., a Colorado corporation ("IROC"). IROC ceased operations in October 2001. IROC focused primarily on developing residential accounts for deployment of structured wiring solutions, security system installation and monitoring and sale of audio and visual equipment to single family homes and multi-family dwelling units.

POSSIBLE FUTURE ACQUISITIONS

In connection with our refocusing, we may pursue acquisitions.

EMPLOYEES

We had no employees at December 31, 2001.



RISK FACTORS

WE HAD OPERATING LOSSES IN THE PAST, OUR LIABILITIES EXCEEDED OUR ASSETS, AND THERE IS NO GUARANTEE THAT WE WILL BE PROFITABLE.

We had a net loss of $(2,024,376) and $(1,263,495) for the periods ended December 31, 2001 and 2000, respectively. Additionally, as discussed in Background and Formation we have exited our primary business, the Home Automation Business. Further, our liabilities exceeded our assets by $2,449,547. Our future operations may not be profitable. If we do not become profitable in the future, the value of our common stock may fall and we could have difficulty obtaining funds to continue our operations. We expect to continue incurring losses during the foreseeable future while we refocus our operations.

WE MAY EXPERIENCE DIFFICULTIES DEVELOPING AND IMPLEMENTING OUR MARKETING AND BUSINESS PLANS.

We began operations in 2000. We have exited our primary business, and we are refocusing our Company. As a result, our operating, sales and management and other strategies need to be developed, and we do not have a history that may give us an indication of how we may respond to situations presented to us. If we are not successful in refocusing on a timely basis or otherwise effectively managing our development, our business, operating results and financial condition will be materially adversely affected.

THE SUCCESSFUL COMPLETION OF ANY STRATEGIC INVESTMENTS AND BUSINESS COMBINATIONS MAY REQUIRE SUBSTANTIAL CAPITAL AND THE INTEGRATION OF THE ACQUIRED BUSINESS.

We may pursue one or more acquisitions of companies engaged in businesses similar to or related to our refocused business, which has not been determined yet. As consideration for such acquisitions, we may be required to incur additional indebtedness or issue equity. We may not be able to obtain such financing on favorable terms or at all. In addition, we may from time to time engage in discussions with potential business partners looking toward formation of business combinations or strategic alliances that would expand the reach of our services. We also may look to potential strategic investors who may have an interest in making an investment in us. Such acquisitions, combinations, or alliances, if consummated, could divert our resources and our management's time, and would require integration with our existing services. We may not be successful in completing any acquisitions, combinations, or alliances or, if consummated, these transactions may not be on terms favorable to us or successfully integrated into our operations.

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


As of May 31, 2002, we had 10,683,936 shares of common stock outstanding. The market price of our common stock could be adversely affected by sales of substantial amounts of common stock in the public market or the perception that such sales could occur.

ITEM 2. DESCRIPTION OF PROPERTIES

Our principal offices are located in the Denver, Colorado metropolitan area. As we have exited our primary business, we rent a nominal amount of space under a monthly agreement, at a current annual base rental of approximately $4,000.

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

In connection with exiting the Home Automation Business, suits have been filed primarily in connection with collection matters. The Company has accrued for any potential claims.

Additionally, we may be subject to legal proceedings and claims that arise in the ordinary course of business. We are not currently aware of any such proceeding. The Company has accrued for any potential claims.

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

RESULTS OF OPERATIONS

While in the Home Automation Business the Company realized significant revenues growth, but continuously experienced unsatisfactory gross margins as a result of the constant need to deploy crews to wrap up substantially completed jobs. The Company had implemented new processes to improve this situation in current and future contracts and believes that this would have minimized the problem. Additionally, the Company had invested in an infrastructure to do a roll up in the Home Automation Business. Because of market and other conditions, the Company did not close on any acquisitions in 2001. As such, in August 2001, the Company eliminated a number of positions to right size its SG&A structure.


CAPITAL EXPENDITURES

The Company incurred capital expenditures for tenant finish, computer equipment, tools and vehicles, and other office equipment. Capital expenditures totaled $98,002 and $53,027 for the periods ended December 31, 2001 and 2000, respectively.

CAPITAL RESOURCES

The Company had received financings under a line of credit ("LOC") agreement dated February 14, 2001 with NWH. The terms of this LOC state that the amounts drawn under the line are payable on demand and carry an interest rate of ten percent (10%); provided that the interest rate may be adjusted in the event the prime rate increases.

During 2001, our capital resources have been provided primarily through a line of credit with NWH of $124,928 and a note payable to Compass Bancshares, Inc. of 1,650,000, which was guaranteed by NWH. The LOC is secured by a first lien on all assets of the Company. The Company repaid $1,633,843 to Compass and has an outstanding balance payable to NWH of $1,778,978.

LIQUIDITY

The ability to satisfy our obligations depends in great part upon our securing short and long-term financing. We are currently in discussions with other financial institutions to provide additional funding. There is no assurance that short and long-term financing can be obtained to fulfill our capital needs. Without the short or long-term financing, we will need to look for other sources of capital.

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




ITEM 7.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS


	PAGE
	----
INTELLIREADY, INC. AND SUBSIDIARY


Independent Auditors' Report	F-2

Consolidated Financial Statements:
	Balance Sheet	F-3

	Statements of Operations	F-4

	Statement of Changes in Stockholders' Equity (Deficit)   	F-5

	Statements of Cash Flows	F-6

	Notes to Consolidated Financial Statements  	F-7

AJ. ROBBINS, PC.
CERTIFIED PUBLIC ACCOUNTANTS
AND CONSULTANTS
3033 EAST 1ST AVENUE
SUITE 201
DENVER, COLORADO 80206


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
  of IntelliReady, Inc.
Greenwood Village, Colorado

We have audited the accompanying consolidated balance sheet of IntelliReady, Inc. and Subsidiary as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended and for the period from May 18, 2000 to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IntelliReady, Inc. and Subsidiary as of December 31, 2001, and the consolidated results of its operations and their cash flows for the year then ended and for the period from May 18, 2000 to December 31, 2000, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recently ceased operations of its operating subsidiary, IntelliReady of Colorado, and has a working capital deficit and a capital deficit. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


							AJ. Robbins, P.C.
								Certified Public Accountants
									And Consultants

Denver, Colorado
May 13, 2002
F-2



INTELLIREADY, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001

ASSETS

CURRENT ASSETS:
Cash	$350

IDLE EQUIPMENT, net	130,804
	-------------
Total Assets	$131,154
	=============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued interest, related party	  $55,689
Accounts payable and accrued expenses	618,646
Equipment notes payable, in default	111,231
	-------------
Total Current Liabilities	785,566

LONG-TERM DEBT	16,157
LONG-TERM DEBT, related party	1,778,978
	-------------
Total Liabilities	2,580,701
	-------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, no par value, 10,000,000
shares authorized - none issued
Common stock, no par value, 65,000,000
shares authorized - 10,683,936 shares
issued and outstanding	2,139,726
Contributed capital	58,598
Accumulated (deficit)	(4,647,871)
	-------------
Total Stockholders' Equity (Deficit)	(2,449,547)
	-------------
Liabilities and Stockholders' Equity	$131,154
	=============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTELLIREADY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                 		FOR THE
		FOR THE	 PERIOD FROM
		YEAR ENDED	MAY 18, 2000 TO
		DECEMBER 31,	 DECEMBER 31,
		2001	2000
	-----------	-----------
REVENUES:
Net sales	$         --	$        --
Interest and other	6,438	27,701
	------------	-----------
	Total Revenues	6,438	27,701
	------------	-----------

COSTS AND EXPENSES:
General and administrative	391,309	596,260
Interest expense	81,325	50,053
	------------	-----------
	Total Costs and Expenses	472,634	646,313
	------------	-----------
(LOSS) FROM CONTINUING OPERATIONS	(466,196)	(618,612)
	------------	-----------
DISCONTINUED OPERATIONS:
(Loss) from operations of discontinued
subsidiary (less applicable taxes of $-0-)	(1,558,180)	(644,883)
	------------	-----------
TOTAL (LOSS) FROM DISCONTINUED OPERATIONS	(1,558,180)	(644,883)
	------------	-----------
NET (LOSS)	$(2,024,376)	$(1,263,495)
	============	============

NET (LOSS) PER SHARE - BASIC AND DILUTED:
Continuing operations	$     (0.04)	$     (0.06)
Discontinued operations:
Loss from operations	(0.15)	(0.07)
	------------	------------
	$     (0.19)	$     (0.13)
	============	============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	10,618,929	9,802,626
	============	============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INTELLIREADY, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2001 AND THE PERIOD MAY 18, 2000 TO DECEMBER 31, 2000

                                                                      STOCK
	COMMON STOCK	SUBSCRIPTION	CONTRIBUTED	ACCUMULATED
	SHARES	AMOUNT	RECEIVABLE	CAPITAL	(DEFICIT)	TOTAL
		-----------	-----------	-----------	-----------	-----------	----------
BALANCES, MAY 18, 2000	9,000,000	$  500,000	$ (500,000) 	$      --	$(574,261)	$(574,261)

Payment for stock
subscription	--	--	500,000 	--   	-- 	500,000

Payments to related parties	--	--	--	-- 	(785,739)	(785,739)


Contributed capital, services	--	--	--	52,848	--	52,848

Contributed capital, cash	--	--	--	5,750	--	5,750

Stock issued for debt to
Time Direct, LLC	40,000	60,000	--	--	--	60,000

Stock issued for services	126,935	180,652	--	--	--	180,652

Stock issued in private
placements, net of
offering costs of $83,850	834,649	1,168,075	--	--	--	1,168,075

Stock issued in reverse
merger with PanWestern
Energy Corp.	487,332	230,999	--	--	--	230,999

Net (loss)	--	--	--	--	(1,263,495) 	(1,263,495)
		-----------	-----------	-----------	-----------	-----------	----------
BALANCES, DECEMBER 31, 2000	10,488,916	2,139,726	--	58,598	(2,623,495)	(425,171)

Additional stock issued
for services	195,020	--	--	--	--	--

Net (loss)	--	--	--	--	(2,024,376)	(2,024,376)
		-----------	-----------	-----------	-----------	-----------	-----------

BALANCES, DECEMBER 31, 2001	10,683,936	$ 2,139,726	$        --	$    58,598	$(4,647,871)	$(2,449,547)
		===========	===========	===========	===========	===========	===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTELLIREADY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		FOR THE
		FOR THE	PERIOD FROM
		YEAR ENDED	MAY 18, 2000 TO
		DECEMBER 31,	 DECEMBER 31,
		2001	2000
	------------	-----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$ (2,024,376)	$(1,263,495)
Adjustments to reconcile net (loss) to
 net cash from operating activities:
Depreciation and amortization	119,642	20,046
(Loss) on disposition of subsidiary	222,088	--
Stock issued for services	--	180,652
Contributed capital for services	--	52,848
Changes in assets and liabilities:
Accounts receivable	115,139	(47,514)
Other assets	38,150	(38,150)
Inventory	97,161	(97,161)
Payable, related parties	(6,000)	(1,500)
Accrued expenses, related party	55,689	--
Accounts payable and accrued expenses	194,643	399,793
Deferred revenues	(13,202)	13,202
Deferred rent	(23,667)	23,667
	------------	------------
	Net Cash (Used) by Operating Activities	(1,224,733)	(757,612)
	------------	------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Cash acquired - acquisition of subsidiary	--	23,275
Cash acquired - reverse merger	--	230,999
Purchase of equipment	(98,002)	(53,027)
	------------	 ------------
	Net Cash Provided (Used) by
	Investing Activities	(98,002)	201,247
	------------	------------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Payment of notes payable and long-term debt	(394,992)	(4,433)
Proceeds from bank note payable	1,650,000	--
Payment of bank note payable	(1,633,843)	(500,000)
Payment of long-term debt, Time Direct, LLC	--	(15,000)
Payment of capital lease obligations	(81,328)	(39,488)
Proceeds from related party note payable	1,778,978	--
Payment of related party debt	(173,000)	--
Proceeds from loans payable vehicles	111,231	--
Sale of common stock	--	1,203,175
Payment of offering costs	--	(27,600)
Cash contributed by stockholder	--	5,750
	------------	------------
Net Cash Provided by Financing Activities	1,257,046	622,404
	------------	------------
INCREASE/(DECREASE) IN CASH	(65,689)	66,039

CASH, beginning of period	66,039	--
	------------	------------
CASH, end of period	$350	$66,039
	============	============
See Note 12

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
F-6

INTELLIREADY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History
Wiens Industries, Inc. was organized under the laws of the State of Colorado on April 21, 1998. It was in the development stage as defined in Financial Accounting Standards Board Statement No. 7 until the May 2000 acquisition of IntelliReady of Colorado (IROC) formerly known as Time Direct, LLC (Time Direct) (see Note 2). Prior to the acquisition of Time Direct, Wiens Industries, Inc. had not commenced operations.

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

Going Concern and Management's Plan
The Company has recently discontinued the operations of IROC and has a working capital deficit and a capital deficit, has minimal cash and is in default of certain obligations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

INTELLIREADY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The majority stockholder/chief executive officer has provided substantial funds to sustain operations. His continued financial involvement is required for the continuation of the going concern. Management is currently negotiating with creditors to settle amounts owed.

Management intends to seek out additional sources of debt and equity financing and to seek merger and acquisition opportunities with profitable operating companies.

Discontinued Operations
The Company has reported the operations of IROC as discontinued operations. The Board of the Directors determined that it was in the best interest of the Company and its Stockholders to cease operations of IROC.

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

INTELLIREADY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill
Goodwill represents the excess of cost over the fair value of assets acquired and was being amortized using the straight-line method over 10 years. The Company assesses the recoverability of its goodwill whenever adverse events or changes in circumstances or business climate indicate that expected future cash flows (undiscounted and without interest charges) for individual business units may not be sufficient to support recorded goodwill. If undiscounted cash flows are not sufficient to support the recorded asset, impairment is recognized to reduce the carrying value of the goodwill based on the expected discounted cash flows of the business unit. Expected cash flows are discounted at a rate commensurate with the risk involved. Amortization expense was $99,654 for the year ended December 31, 2001 and $11,778 for the period ended December 31, 2000. As a result of discontinued operations, the Company wrote down the then remaining value of goodwill to $-0-.

On February 8, 2001 the Company entered into an agreement with Michael D. Murdock and Yolanda Hoff, the founders of Time Direct, to terminate their employment, extinguish all obligations between the parties and resolve all past and present disputes with a mutual, legal release. In the agreement the Company gave up all rights to the name Time Direct and the Enhanced Living website. The Company was not using either of those assets and had no intention of doing so in the foreseeable future. The parties to the agreement are free to contact and solicit any of the Company's customers; however, Mr. Murdock and Ms. Hoff have agreed not to solicit for employment any of the Company's current employees except the two employees who previously worked for Mr. Murdock and Ms. Hoff at Time Direct. The Company agreed to transfer two vans that were previously owned by Time Direct and pay $60,000 in exchange for cancellation of a $200,000 promissory note and two four-year employment contracts, with base annual salaries of $100,000. The net effect of this transaction was taken as a write-down to goodwill. These employment agreements had approximately three and one-fourth (3.25) years remaining and required the Company to originally grant significant stock options to Mr. Murdock and Ms. Hoff. The Company maintains rights and obligations to all remaining assets and liabilities originally acquired in the acquisition of Time Direct. Further, Mr. Murdock and Ms. Hoff agreed that they are not entitled to any stock or stock options except for the aggregate 40,000 shares of our stock that they currently own.

Impairment of Long Lived Assets
The Company evaluates its long lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate the future undiscounted cash flows of certain long lived assets are not sufficient to cover the carrying value of such assets, the assets are adjusted to their fair values. The Company has written down the value of goodwill to $-0- and the value of its equipment to its estimated net realizable value from liquidation.

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

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of Accounting Principles Board (APB) Opinion No. 25" (FIN
44). FIN 44 clarifies the application of APB Opinion No. 25 including: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock option or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have a material impact on the Company's results of operations or financial position.

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

SFAS No. 141, Business Combinations, requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142, Goodwill and Other Intangible Assets, addresses accounting for the acquisition of intangible assets and accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements, which is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The adoption of SFAS 141 and 142 had no effect on the Company's financial statements.

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

Concentrations of Credit Risk
The Company maintains all cash in bank deposit accounts which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

Advertising Expenses
The Company expenses advertising costs as incurred. During the years ended December 31, 2001 and 2000, the Company did not have significant advertising costs.

Equipment
Furniture and equipment is recorded at cost when acquired. Depreciation expense is provided on a straight-line basis using the estimated useful lives of 5-7 years. Depreciation expense was $24,523 for the year ended December 31, 2001 and $8,268 for the period ended December 31, 2000. The equipment is currently idle and has been written down to its net realizable value. Depreciation expense has not been recorded since the operations of IROC were discontinued.

Revenue Recognition
Revenues were recognized as work was completed.

INTELLIREADY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
	============

The $248,000 notes payable consist of a $75,000 non-interest bearing promissory note paid in July 2000 when the Company issued 40,000 shares of common stock in exchange for $60,000 of the above debt and repaid $15,000 in cash and a $200,000 non-interest bearing promissory note due in equal $100,000 installments on May 18, 2001 and 2002, respectively. The Company imputed interest at 9.8% on the note in the amount of $27,000 and reduced the note by this amount. The Company recognizes interest expense over the life of the loan. (See Note 6)

IROC was recently established as of May 18, 2000. Proforma results are not presented due to immaterial operations.

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

INTELLIREADY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - IDLE EQUIPMENT

Idle equipment at its estimated liquidation value, consisted of the following:

                 		DECEMBER 31,
	2001
	---------
Furniture and fixtures	$61,058
Vehicles	98,002
	---------
	159,060
	---------
Less accumulated depreciation and amortization  	(28,256)
	---------
	$130,804
	=========


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

In September 2000 the Company entered into a financial consulting agreement with Equity Investor Communications, Inc. (Consultant) for financial consulting advice. The Company also issued warrants expiring in September 2010 for the Consultant to purchase up to 50,000 shares of common stock at $2.50 and 50,000 shares of common stock at $4.50 valued at $63,000. The agreement expired in September 2001.

Operating Lease
In August 2000 the Company entered into a forty-eight month lease for office space occupied by its subsidiary. The lease commenced in December 2000 after leasehold improvements were completed. The Company has attempted to terminate the lease and is currently in default of the terms of the lease. Management has accrued $83,706 for past due rent less $37,500 security deposit.

Rent expense was $68,557 for the year ended December 31, 2001, and $47,020 for the period ended December 31, 2000.

Employment Agreements
The Company had entered into employment agreements with the former interest owners of Time Direct. The agreements were for terms of four years each and called for annual base salaries of $100,000 and bonuses and annual stock options. The agreements were terminated in February 2001. In consideration of their resignations the employees received $60,000, were allowed to contact and solicit customers, and released the Company of the note payable obligation of $200,000.

During 2000 the Company entered into employment agreements with certain executives that provide for annual salaries, bonuses, and stock options. All these executives have resigned or been terminated. All options remain outstanding

Litigation
The Company is a party to various claims, complaints, and other legal actions that have arisen in the ordinary course of business and as a result of the discontinuation of the operations of IROC. Management has accrued for potential claims.

INTELLIREADY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CAPITALIZED LEASE OBLIGATIONS

The Company leased various equipment under capitalized leases expiring through 2003. The assets have been recorded at the lower of the present value of the minimum lease payments or their fair value and were depreciated over the assets' estimated useful lives. The Company is in default of these leases, has returned the equipment, and is negotiating resolution. The Company has reclassified the lease payments as accounts payable.

NOTE 8 - DEFERRED RENT

Upon execution of a forty-eight month lease for its office space for its subsidiary commencing August 1, 2000, the Company was granted 4 months "free" rent. As required by generally accepted accounting principles, rent expense is being recognized by amortizing the total minimum rental payments payable under the lease over the term of the lease on a straight-line basis. During the year ended December 31, 2001 the rental agreement was in default.

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



	OUTSTANDING OPTIONS
	---------------------------
			WEIGHTED
	OPTIONS		PRICE PER	EXERCISE	EXERCISE
	AVAILABLE	NUMBER	SHARE	PRICE	AMOUNT
	-----------	-----------	-----------	-----------	-----------

Initial reserve, May 18, 2000	900,000	--	$        --	$        --	$        --
Granted during 2000	(1,045,000)	1,045,000	2.00-4.00	2.50 	2,587,500
Cancelled during 2000	45,000	(45,000)	    (4.00)	      4.00	(180,000)
	-----------	-----------	-----------	-----------	-----------
Balance, December 31, 2000	(100,000)	1,000,000	 2.00-3.50	      2.50	 2,407,500

Cancelled during 2001	1,000,000	(1,000,000)	(2.00-3.50)	    (2.50)	(2,407,500)
	-----------	-----------	-----------	-----------	-----------
Balance, December 31, 2001	900,000	  -	$         - 	    $       -    $        -
	===========	===========	===========	===========	===========







NOTE 10 - NOTES PAYABLE

Bank Note Payable
In May 2000, the Company entered into an $885,000 note payable to a bank controlled by a relative of the then sole stockholder. The note bears interest at 9.8% per annum, which is due monthly and principal is due in May 2001. The Company had repaid $500,000 as of December 31, 2000.

The Company successfully refinanced this indebtedness into a two-year note with Compass Bank. The note was personally guaranteed by New West Holdings ("NWH") and the Company's Chairman. The Company borrowed $1,650,000 on this note. Upon refinancing, the accrued interest owed to NWH was forgiven and the Company realized a gain of $10,017 in the second quarter of 2001.

The Company was in default on its bank debt, and unable to make its interest payments which were guaranteed by New West Holdings and its Chairman. In October 2001, pursuant to the terms of the bank agreement, NWH paid off the bank debt of $1,633,833 which the Company now owes to New West Holdings. This amount was added to the existing NWH LOC (see Note 11). A balance of $16,157 remains on the note to the bank, which is no longer in default and is due in May 2003.

Vehicle Notes Payable
The Company purchased vehicles under notes payable during the year ended December 31, 2001. The balances of the notes totaled $111,231 as of December 31, 2001 and were subsequently paid by the Company's Chairman.

INTELLIREADY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - NOTE PAYABLE TO THE CHAIRMAN

In February 2001 The Company issued a senior secured promissory note to New West Holdings, LLC ("NWH"), an entity controlled by the Company's Chairman, which was due on demand, in the principal amount of $315,000. Additionally, NWH had agreed to fund the Company's operations under a secured line of credit ("LOC") agreement dated February 14, 2001. The terms of this LOC state that the amounts drawn under the LOC are payable on demand and carry an interest rate of 10%, provided that the interest rate may be adjusted in the event the prime interest rate increases. The terms also state that continued funding is at the discretion of NWH, subject to the terms of the LOC. NWH had agreed to fund the Company's operations during 2001 pursuant to the terms agreed upon in the LOC. The balance of the bank debt, the note and the LOC have been refinanced into an inclusive note payable due in October 2003 with an annual interest rate of 10%.

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

In connection with the acquisition of the Time Direct, the Company executed notes payable to the former owners for $248,000 (which were renegotiated in 2001) and assumed liabilities of $38,635 in exchange for the following assets during the period ended December 31, 2000:

Accounts receivable	$67,625
Property and equipment  	32,288
Goodwill1	186,722
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

INTELLIREADY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company did not adopt the fair value method with respect to employee stock options; the Company continues to account for these under the "intrinsic value" method. Had the Company adopted the fair value method with respect to options issued to employees as well, there would have been no charge to income in 2000 because none of the stock options were vested at December 31, 2000. All options were terminated in 2001.

NOTE 15 - DISCONTINUED OPERATIONS

The Company has determined it is in the best interest of the Company and its stockholders to cease operations. The Company has reported the operations as discontinued operation effective October 1, 2001, the measurement date.

Certain information with respect to discontinued operations is as follows:

                 		2001
	-------------
Non-current assets	$130,804
	-------------
Total Assets	$130,804
	=============
Current liabilities	$555,038
Non-current liabilities	82,388
	-------------
Total Liabilities	$637,426
	=============

Net (Liabilities)	$(506,622)
	=============



                 	2001	2000
	-----------	-----------
Net sales	$1,540,417	$514,486
Cost of sales	 1,170,570	418,890
	-----------	-----------
Gross Profit	   369,847	95,596
Operating Expenses	  1,928,027	740,479
	-----------	-----------
(Loss) from discontinued operations	$(1,558,180)	$(644,883)
	===========	===========

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

Name   	Age   	Position with the Company Director 	Since
----   	---   	----------------------------------	------
Thomas J. Wiens 	50	Chairman of the Board and
		Chief Financial Officer   	March 14, 2000
Brendan Reidy 	35	Director	March 14, 2000
Luke F. Botica	52	President, Chief Executive Officer,	April 19, 2001
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

BRENDAN REIDY. Mr. Brendan Reidy has served on the Board of IntelliReady, Inc. since March 14, 2000. He is Director Vice President, Corporate Strategy at Qwest (formerly US West). Formerly he was Vice President and General Manager for Litton Integrated Automation and Senior Consultant to Arthur Andersen & Co. He received his undergraduate degree from Stanford University and received and MBA from the Wharton School of Business at the University of Pennsylvania.

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

(5)The address for New West Capital Partners, LLC is 5567 South Perry Park Road, Sedalia, Colorado 80135.


ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Thomas J. Wiens, our Chairman, and related entities ("Related Entities") loaned us $885,000 over the course of the first five months of 2000. On May 4, 2000 we repaid Mr. Wiens and these Related Entities by borrowing $885,000 from Compass Bank. We repaid $500,000 to FirstTier Bank during the 2000 period. On January 4, 2001 FirstTier Bank merged with Compass Bancshares, Inc. (Nasdaq:CBSS). The outstanding principal and accrued interest balance on the Compass loan was $16,157 on December 31, 2001.

Additionally, in February 2001 The Company issued a senior secured promissory note to New West Holdings, LLC ("NWH"), an entity controlled by the Company's Chairman, due on demand, in the principal amount of $315,000. Additionally, NWH had agreed to fund the Company's operations under a secured line of credit ("LOC") agreement dated February 14, 2001. The terms of this LOC state that the amounts drawn under the LOC are payable on demand and carry an interest rate of 10%, provided that the interest rate may be adjusted in the event the prime interest rate increases. The terms also state that continued funding is at the discretion of NWC, subject to the terms of the LOC. NWH had agreed to fund the Company's operations during 2001 pursuant to the terms agreed upon in the LOC. As of December 31, 2001, the Company had an outstanding balance of $1,778,978.

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

10(ii) Promissory Note effective February 14, 2001 between Registrant and New West Holdings, LLC.

10(iii) Letter of Credit effective February 14, 2001 between Registrant and New West Holdings, LLC.

10(iv) Lease Agreement on Registrant's primary property.

16 Letter on Change in Certifying Accountant.**

20(i) Reports on Form 8-K

We filed the following reports on Form 8-K during the quarter ended December 31, 2001: Form 8-K on October 29, 2002


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

SIGNATURE	TITLE 	DATE
---------	-----	----

INTELLIREADY, INC.

/S/ THOMAS J . WIENS 	Chairman and Chief Financial Officer	June 10, 2002
----------------------
Thomas J. Wiens

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

SIGNATURE	TITLE 	DATE
---------	-----	----

/S/ THOMAS J. WIENS 	Chairman and Chief Financial Officer	June 10, 2002
---------------------- 	(Principal Financial Officer)/Director
Thomas J. Wiens

/S/ LUKE F. BOTICA 	President and Chief Executive Officer	June 10, 2002
---------------------- 	(Principal Executive Officer)/Director
Luke F. Botica
	Director	June 10, 2002
----------------------
Brendan Reidy




Page   <1>