Form 10QSB
period 2002-03-31
INTELLIREADY INC /CO/
filed 2002-06-12
CIK 1035168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB - ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934For the year ended March 31, 2002

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

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.[ ]Yes [x]No


	Common Stock, no par value	10,683,936
------------------------------                   ---------------------------
	Title of Class 	Number of Shares outstanding
		at June 10, 2002

Transitional Small Business Disclosure Format:

Yes       No  X


References in this document to "us," "we," "our" or "the Company" refer to IntelliReady, Inc. and our predecessor company, PanWestern Energy Corp., Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

Part 1. Financial Information

Item 1. Financial Statements

INTELLIREADY, INC.
CONSOLIDATED BALANCE SHEETS MARCH 31, 2002 and DECEMBER 31, 2001

	March 30,
	2002	December 31,
	(Unaudited)	2001
	-------------	-------------
ASSETS

CURRENT ASSETS:
Cash       	$         350	$         350

IDLE EQUIPMENT, net	49,764	130,804
	-------------	-------------
Total Assets	50,455	131,159
	=============	=============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued interest, related party	$      55,689	$      55,689
Accounts payable and accrued expenses	596,759	618,648
Equipment notes obligations, in default	--	111,231
	-------------	-------------
Total Current Liabilities	652,488	785,566

LONG-TERM DEBT	16,157	16,157
LONG-TERM DEBT, related party	1,799,388	1,788,878
	-------------	-------------
Total Liabilities	2,467,993	2,580,701
	-------------	-------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, no par value, 10,000,000
shares authorized - none issued	--	--
Common stock, no par value, 65,000,000
shares authorized - 10,683,936 shares
issued and outstanding	2,139,726	2,139,726
Contributed capital	58,598	58,598
Accumulated (deficit)	(4,615,862)	(4,647,873)
	-------------	-------------
Total Stockholders' Equity (Deficit)	(2,417,638)	(2,449,547)
	-------------	-------------
Liabilities and Stockholders' Equity	50,455	131,154
	=============	=============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F-3


INTELLIREADY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

			FOR THE THREE MONTHS
		MARCH 31,	 MARCH 31,
		2002	2001
	------------	-----------
REVENUES:
Net sales	$          --	--
Interest and other	--	--
	------------	-----------
	Total Revenues	--	--

COSTS AND EXPENSES:
General and administrative		99,529
Interest expense	(190)	13,416
	------------	-----------
Total Costs and Expenses	(190)	112,675
	------------	-----------
(LOSS) FROM CONTINUING OPERATIONS	(190)	(112,675)
	------------	-----------
DISCONTINUED OPERATIONS:
Income (Loss) from operations of discontinued
subsidiary (less applicable taxes 0f $-0-)	32,391	(628,001)
	------------	-----------
TOTAL INCOME (LOSS) FROM DISCONTINUED
OPERATIONS	32,391	$(740,676)
	------------	-----------
NET INCOME (LOSS)	$32,011	$ $(740,676)
	============	============

NET (LOSS) PER SHARE - BASIC AND DILUTED
Continuing operations	$--      	$(0.01)
Discontinued operations:
Loss from discontinued operations	--	(0.06)
	------------	-----------
	$--      	(0.07)
	============	============

WEIGHTED COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	10,683,936	  10,488,916
	============	============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F-4



INTELLIREADY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

			FOR THE THREE MONTHS
		MARCH 31,	 MARCH 31,
		2002	2001
	------------	-----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net income (loss)	$32,011	$(740,676)
Adjustments to reconcile net (loss) to
 net cash from operating activities:
Depreciation and amortization	--	10,214
(Gain) loss on disposition of equipment	(31,349)	--
Changes in assets and liabilities:
Accounts receivable	--	(139,880)
Other assets	--	(4,620)
Inventory	--	(116,555)
Accounts payable and accrued expenses	(21,889)	43,436
Deferred rent	--	6,653
	------------	------------
Net Cash (Used) by Operating Activities	(21,227)	(778,375)
	------------	------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Sale of equipment	112,389	--
Purchase of equipment	--	(22,101)
	------------	 ------------
Net Cash Provided (Used) by Investing Activities	112,389	(22,101)
	------------	------------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Payment of notes payable and long-term debt	--	(917)
Payment of long-term debt, Time Direct, LLC	--	(60,000)
Payment of loans payable vehicles	(111,231)	--
Proceeds from related party debt	20,410	--
Proceeds form bank debt	--	801,376
	------------	------------
Net Cash Provided by Financing Activities	(90,821)	740,459
	------------	------------
INCREASE (DECREASE) IN CASH	341	(60,017)

CASH, beginning of period	350	66,039
	------------	------------
CASH, end of period	$691	$6,022
	============	============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F-6




INTELLIREADY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - BASIS OF PRESENTATION

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

The financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2001.

NOTE 2 - LONG-TERM DEBT

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

At December 31, 2001 the Company was in default on the notes payable -- vehicles debt. The Chairman and largest shareholder had personally guaranteed the debt, and in February 2002 paid of the debt and took possession of the assets.

NOTE 3 - BANK NOTE PAYABLE

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

The Company was in default on its bank debt, and unable to make its interest payments which were guaranteed by New West Holdings and its Chairman. In October 2001, pursuant to the terms of the bank agreement, NWH paid off the bank debt of $1,650,000 which the Company now owes to New West Holdings. This amount was added to the existing NWH LOC. A balance of $16,157 remains on the note to the bank.

NOTE 4 - NOTE PAYABLE TO CHAIRMAN

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

NOTE 5 - DISCONTINUED OPERATIONS

The Company had been a provider of wiring and technology for entertainment, communications, and data networks to residential and commercial customers ("Home Automation Business"). While the Company experienced strong revenue growth in the first half of 2001, it did not generate adequate gross profit margins. Beginning in the 3rd quarter 2001, the revenue pipeline shrank significantly. The Company's plan included the acquisition of home automation and related companies. However, the Company could not acquire companies at reasonable purchase prices. In October 2001 management determined that the significant losses would continue and the Company exited the Home Automation Business, and closed its operating subsidiary IntelliReady of Colorado, Inc. The Company has attempted to liquidate its assets and is negotiating with its creditors to settle the amounts owed.

The Company has a working capital deficit and a capital deficit. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

CAPITAL EXPENDITURES

The Company incurred capital expenditures for tenant finish, computer equipment, tools and vehicles, and other office equipment. Capital expenditures totaled $-0- and $22,101 for the periods ended March 31, 2002 and 2001, respectively.

CAPITAL RESOURCES

The Company had received financings under a line of credit ("LOC") agreement dated February 14, 2001 with NWH. The terms of this LOC state that the amounts drawn under the line are payable on demand and carry an interest rate of ten percent (10%); provided that the interest rate may be adjusted in the event the prime rate increases. As of March 31, 2001, we had drawn $124,928 on this LOC.

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

Item 6. Exhibits and Reports on Form 8-K:
None


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


Page   <1>





F-7