Form 10QSB
period 2002-06-30
INTELLIREADY INC /CO/
filed 2002-09-03
CIK 1035168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB - ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

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

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.[x]Yes [ ]No


	Common Stock, no par value	10,683,936
------------------------------                   ---------------------------
	Title of Class 	Number of Shares outstanding
		at August 14, 2002

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



Part 1. Financial Information

Item 1. Financial Statements

INTELLIREADY, INC.
CONSOLIDATED BALANCE SHEETS JUNE 30, 2002 and DECEMBER 31, 2001

	June 30,
	2002	December 31,
	(Unaudited)	2001
	-------------	-------------
ASSETS

CURRENT ASSETS:
Cash       	$         691	$         350

IDLE EQUIPMENT, net	49,764	130,804
	-------------	-------------
Total Assets	50,455	131,159
	=============	=============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued interest, related party	$      55,689	$      55,689
Accounts payable and accrued expenses	607,591	618,648
Equipment notes obligations	--	111,231
	-------------	-------------
Total Current Liabilities	663,640	785,566

LONG-TERM DEBT	16,157	16,157
LONG-TERM DEBT, related party	1,799,388	1,788,878
	-------------	-------------
Total Liabilities	2,479,185	2,580,701
	-------------	-------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, no par value, 10,000,000
shares authorized - none issued	--	--
Common stock, no par value, 65,000,000
shares authorized - 10,683,936 shares
issued and outstanding	2,139,726	2,139,726
Contributed capital	58,598	58,598
Accumulated (deficit)	(4,627,054)	(4,647,873)
	-------------	-------------
Total Stockholders' Equity (Deficit)	(2,428,730)	(2,449,547)
	-------------	-------------
Liabilities and Stockholders' Equity	50,455	131,154
	=============	=============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F-3


INTELLIREADY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

		SIX MONTHS ENDED JUNE 30,	THREE MONTHS ENDED JUNE 30,
		2002	2001 	2002	2001
	------------	----------- 	------------	-----------
REVENUES:
Net sales	$          --	--	          --	--
Interest and other	--	--	--	--
	------------	----------- 	------------	-----------
	Total Revenues	--	--	--	--
	------------	----------- 	------------	-----------
COSTS AND EXPENSES:
General and administrative	11,192	418,196	11,192	318,937
Interest expense	190	27,883	--	26,384
Interest expense - related parties	--	--	--	(10,917)
	------------	----------- 	------------	-----------
Total Costs and Expenses	11,382	446,079	11,192	334,404
	------------	----------- 	------------	-----------
(LOSS) FROM CONTINUING OPERATIONS	(11,382)	(446,079)	(11,192)	(334,404)
	------------	----------- 	------------	-----------
DISCONTINUED OPERATIONS:
Income (Loss) from operations of discontinued
subsidiary (less applicable taxes of $-0-)	32,201	(863,997)	--	(224,996)
	------------	----------- 	------------	-----------
TOTAL INCOME (LOSS) FROM DISCONTINUED
OPERATIONS	32,201	(863,997)	--	(224,996)
	------------	------------ 	------------	-----------
NET INCOME (LOSS)	$(20,819)	(1,310,076) 	(11,192)	(569,400)
	============	============	============	============

NET (LOSS) PER SHARE - BASIC AND DILUTED
Continuing operations	$          --      	(0.04)	--      	(0.01)
Discontinued operations:
Loss from discontinued operations	--	(0.08)	--	(0.06)
	------------	----------- 	------------	-----------
	$          --      	(.12) 	--      	(0.05)
	============	============ 	============	============

WEIGHTED COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	10,683,936	10,488,916  	10,683,936	10,488,916
	============	============	============	============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F-4



INTELLIREADY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		SIX MONTHS ENDED JUNE 30,
		2002	2001
	------------	-----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net income (loss)	$20,819	(1,310,076)
Adjustments to reconcile net (loss) to
 net cash from operating activities:
Depreciation and amortization	--	35,149
(Gain) loss on disposition of equipment	(31,349)	--
Changes in assets and liabilities:
Accounts receivable	--	(35,029)
Other assets	--	(30,038)
Inventory	--	(140,017)
Accounts payable and accrued expenses	(10,697)	113,698
Deferred revenue	--	132,827
Deferred rent	--	8,313
	------------	------------
Net Cash (Used) by Operating Activities	(21,227)	1,225,173)
	------------	------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Sale of equipment	112,389	--
Purchase of equipment	--	(54,153)
	------------	 ------------
Net Cash Provided (Used) by Investing Activities	112,389	(54,153)
	------------	------------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Payment of notes payable and long-term debt	--	(917)
Payment of long-term debt, Time Direct, LLC	--	(60,000)
Payment of loans payable vehicles	(111,231)	--
Proceeds from related party debt	20,410	23,443
Proceeds form bank debt	--	1,265,000
	------------	------------
Net Cash Provided by Financing Activities	(90,821)	1,227,526
	------------	------------
INCREASE (DECREASE) IN CASH	341	(51,800)

CASH, beginning of period	350	66,039
	------------	------------
CASH, end of period	$691	$14,239
	============	============


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

NOTE 2 - LONG-TERM DEBT

Long-term debt consisted of the following:

The Company issued a senior secured promissory note on February 14, 2001 to New West Holdings, LLC ("NWH") a related party, due on demand, in the principal amount of $315,000 at an annual interest rate of 10%. Additionally, NWH had agreed to fund the Company's operations under a secured line of credit ("LOC") agreement dated February 14, 2001. The terms of this LOC state that the amounts drawn under the LOC are payable on demand and carry an interest rate of 10%, provided that the interest rate may be adjusted in the event the prime interest rate increases. The terms also state that continued funding is at the discretion of NWC, subject to the terms of the LOC. Effective January 1, 2002, the Company's Chairman and NWC agreed to suspend interest, until further notice. The amount of interest that would have accrued during the six months ended June 30, 2002 was $89,120.

On May 15 2001, the Company successfully refinanced this indebtedness into a two-year note with Compass Bank. The Company borrowed $1,650,000 on this note. Upon refinancing, the accrued interest owed to NWH was forgiven and the Company realized a gain of $10,017 in the second quarter of 2001.

The Company had been in default on its bank debt, and unable to make its interest payments both of which were guaranteed by New West Holdings and the Company's Chairman. On October 17, 2001, pursuant to the terms of the bank agreement and the guarantee of NWH and the Company's Chairman, NWH paid off the bank debt of $1,650,000, which the Company now owes to NWH. This amount was added to the existing NWH LOC. At June 30, 2002 the amount due under the LOC was $1,799,388.

At December 31, 2001 the Company was in default on the notes payable -- vehicles debt. The Chairman and largest shareholder had personally guaranteed the debt, and in February 2002 paid of the debt and took possession of the assets. The gain recognized by the Company was $31,349.

In connection with financing the Company, its Chairman and NWH have forgiven certain amounts and incurred losses, as follows:

Transaction	Amount
May 2001 financing - interest forgiven	$ 10,017
February 2002 guarantee performance - asset value less than debt paid	31,349
January to June 2002 - interest suspended	89,120
	--------
Total	$130,486
	========

NOTE 3 - DISCONTINUED OPERATIONS

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

CAPITAL EXPENDITURES

The Company incurred capital expenditures for tenant finish, computer equipment, tools and vehicles, and other office equipment. Capital expenditures totaled $-0- and $54,153 for the periods ended June 30, 2002 and 2001, respectively.

CAPITAL RESOURCES

The Company had received financings under a line of credit ("LOC") agreement dated February 14, 2001 with NWH. The terms of this LOC state that the amounts drawn under the line are payable on demand and carry an interest rate of ten percent (10%); provided that the interest rate may be adjusted in the event the prime rate increases. As of June 30, 2002, we had drawn $1,799,388 on this LOC.

During 2002, our capital resources have been provided primarily through the line of credit with NWH of $32,091. The LOC is secured by a first lien on all assets of the Company.

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

SIGNATURE	TITLE 	DATE
---------	-----	----

INTELLIREADY, INC.

/S/ THOMAS J. WIENS 	Chairman and Chief Financial Officer	August 14, 2002
----------------------
Thomas J. Wiens

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

SIGNATURE	TITLE 	DATE
---------	-----	----

/S/ THOMAS J . WIENS 	Chairman and Chief Financial Officer	August 14, 2002
---------------------- 	(Principal Financial Officer)/Director
Thomas J. Wiens

/S/ LUKE F. BOTICA 	President and Chief Executive Officer	August 14, 2002
---------------------- 	(Principal Executive Officer)/Director
Luke F. Botica
	Director	August 14, 2002
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





F-6