Form 10-Q
period 2002-09-30
INTELLIREADY INC /CO/
filed 2002-11-22
CIK 1035168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB - ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from_________________ to
_______________

Commission File Number 0-22349

INTELLIREADY, INC.
Exact Name of Registrant as specified in its Charter)

   Colorado	84-1502078
State or other Jurisdiction of I.R.S. 	Employer Incorporation or
Organization Identification
No.

8400 East Prentice Ave., Suite 1500   Greenwood Village, Colorado  80011
(Address of Principal Executive Offices)  (Zip Code)

(303) 409-7717
 (Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.[x]Yes [ ]No


	Common Stock, no par value	10,683,936
------------------------------                   ---------------------------
	Title of Class 	Number of Shares outstanding
		at November 14, 2002

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



Part 1. Financial Information

Item 1. Financial Statements

INTELLIREADY, INC.
CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2002 and DECEMBER 31, 2001

	September 30,
	2002	December 31,
	(Unaudited)	2001
	-------------	-------------
ASSETS

CURRENT ASSETS:
Cash       	$         691	$         350

IDLE EQUIPMENT, net	49,764	130,804
	-------------	-------------
Total Assets	50,455	131,154
	=============	=============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued interest, related party	$      55,689	$      55,689
Accounts payable and accrued expenses	607,951	618,646
Equipment notes obligations	--	111,231
	-------------	-------------
Total Current Liabilities	663,640	785,566

LONG-TERM DEBT	16,157	16,157
LONG-TERM DEBT, related party	1,799,388	1,778,978
	-------------	-------------
Total Liabilities	2,479,185	2,580,701
	-------------	-------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, no par value, 10,000,000
shares authorized - none issued	--	--
Common stock, no par value, 65,000,000
shares authorized - 10,683,936 shares
issued and outstanding	2,139,726	2,139,726
Contributed capital	58,598	58,598
Accumulated (deficit)	(4,627,054)	(4,647,871)
	-------------	-------------
Total Stockholders' Equity (Deficit)	(2,428,730)	(2,449,547)
	-------------	-------------
Liabilities and Stockholders' Equity	50,455	131,154
	=============	=============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F-3


INTELLIREADY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

		NINE MONTHS ENDED SEPTEMBER 30,	THREE MONTHS ENDED SEPTEMBER 30,
		2002	2001 	2002	2001
	------------	----------- 	------------	-----------
REVENUES:
Net sales	$          --	--	          --	--
Interest and other	--	5,820	--	5,820
	------------	----------- 	------------	-----------
	Total Revenues	--	5,820	--	5,820
	------------	----------- 	------------	-----------
COSTS AND EXPENSES:
General and administrative	11,192	369,954	11,192	--
Interest expense	190	40,075	--	--
Interest expense - related parties	--	--	--	--
	------------	----------- 	------------	-----------
Total Costs and Expenses	11,382	410,031	11,192	--
	------------	----------- 	------------	-----------
(LOSS) FROM CONTINUING OPERATIONS	(11,382)	(404,211)	(11,192)	5,820
	------------	----------- 	------------	-----------
DISCONTINUED OPERATIONS:
Income (Loss) from operations of discontinued
subsidiary (less applicable taxes of $-0-)	32,201	(1,558,180)	--	(529,031)
	------------	----------- 	------------	-----------
TOTAL INCOME (LOSS) FROM DISCONTINUED
OPERATIONS	32,201	(1,558,180)	--	(529,031)
	------------	------------ 	------------	-----------
NET INCOME (LOSS)	$(20,819)	(1,962,391) 	(11,192)	(523,211)
	============	============	============	============

NET (LOSS) PER SHARE - BASIC AND DILUTED
Continuing operations	$          --      	(0.03)	--      	(0.0)
Discontinued operations:
Loss from discontinued operations	--	(0.15)	--	   (0.05)
	------------	----------- 	------------	-----------
	$          --      	(.18) 	--      	(0.05)
	============	============ 	============	============

WEIGHTED COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	10,683,936	10,618,929  	10,683,936	10,488,916
	============	============	============	============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F-4



INTELLIREADY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		NINE MONTHS ENDED SEPTEMBER 30,
		2002	2001
	------------	-----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net income (loss)	$20,819	(1,962,391)
Adjustments to reconcile net (loss) to
 net cash from operating activities:
Depreciation and amortization	--	35,149
(Gain) loss on disposition of equipment	(31,349)	284,594
Changes in assets and liabilities:
Accounts receivable	--	(95,139)
Other assets	--	 (250)
Inventory	--	(77,161)
Accounts payable and accrued expenses	(10,697)	149,090
Deferred revenue	--	10,364
Deferred rent	--	8,313
	------------	------------
Net Cash (Used) by Operating Activities	(21,227)	(1,302,830)
	------------	------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Sale of equipment	112,389	--
Purchase of equipment	--	(176,261)
	------------	 ------------
Net Cash Provided (Used) by Investing Activities	112,389	(176,261)
	------------	------------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Payment of notes payable and long-term debt	--	--
Payment of long-term debt, Time Direct, LLC	--	(60,000)
Payment of Bank note payable				--     (385,000)
Payment of loans payable vehicles	(111,231)	--
Proceeds from related party debt	20,410	211,700
Proceeds form bank debt	--	1,650,000
	------------	------------
Net Cash Provided by Financing Activities	(90,821)	1,416,700
	------------	------------
INCREASE (DECREASE) IN CASH	341	--

CASH, beginning of period	350	66,039
	------------	------------
CASH, end of period	$691	$3,648
	============	============


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

SIGNATURE	TITLE 	DATE
---------	-----	----

INTELLIREADY, INC.

/S/ THOMAS J. WIENS 	Chairman and Chief Financial Officer November 14, 2002
----------------------
Thomas J. Wiens

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

SIGNATURE	TITLE 	DATE
---------	-----	----

/S/ THOMAS J . WIENS 	Chairman and Chief Financial Officer	 November 14, 2002
---------------------- 	(Principal Financial Officer)/Director
Thomas J. Wiens

LUKE F. BOTICA 	President and Chief Executive Officer	 November 14, 2002
---------------------- 	(Principal Executive Officer)/Director
Luke F. Botica
	Director	November 14, 2002
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

SARBANES-OXLEY SECTION 302 CERTIFICATION

I, Thomas J Wiens, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Intelliready, Inc.;

 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 20, 2002

                                   By   /s/Thomas J Wiens
                                        ------------------
                                        Thomas J. Wiens
                                        Chairman
Page   <2>





F-7